Form 10-K
period 1994-12-31
AIRCOA HOTEL PARTNERS L P
filed 1995-04-13
CIK 812591

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                    FORM 10-K


  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
- ----- ACT OF 1934

For the fiscal year ended  December 31, 1994
                          -------------------
                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ----- EXCHANGE ACT OF 1934


For the transition period from                 to
                                -------------      -------------
Commission file number    1-9563
                       -----------

                           AIRCOA HOTEL PARTNERS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        State of Delaware                                84-1042607
- -----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


  5775 DTC Boulevard, Suite 300
  Englewood, Colorado                                       80111
- -----------------------------------         ------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (303) 220-2000
                                                    --------------
Securities registered pursuant to           Name of each exchange on which
Section 12(b) of the Act:                   registered:
     Class A Depository Units               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No
                                               ---------     ---------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting units held by non-affiliates of the registrant, computed by reference to the price as of the close of trading on February 13, 1995 was $4,540,106.

     There were 5,340,214 units outstanding of the registrant's Class A Units as of February 13, 1995.

                           AIRCOA HOTEL PARTNERS, L.P.

                          1994 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                         Page
                                                                         ----
                                     PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . .       I - 1

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . .       I - 3

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .       I - 4

Item 4.   Submission of Matters to a Vote of Security Holders. . .       I - 4


                                     PART II

Item 5.   Market for the Registrant's Partnership Units and
            Related Unitholder Matters . . . . . . . . . . . . . .      II - 1

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . .      II - 2

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . .      II - 3

Item 8.   Financial Statements and Supplementary Data  . . . . . .      II - 8

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . .      II - 8


                                    PART III

Item 10.  Directors and Executive Officers of the General Partner.     III - 1

Item 11.  Payments and Compensation to
            General Partner and Affiliates . . . . . . . . . . . .     III - 2

Item 12.  Security Ownership of Certain Beneficial
            Owners and Management. . . . . . . . . . . . . . . . .     III - 3

Item 13.  Certain Relationships and Related Transactions . . . . .     III - 4


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K . . . . . . . . . . . . . . . . . . . . . . .      IV - 1

                                     PART I

ITEM 1.  BUSINESS

         GENERAL DEVELOPMENT OF BUSINESS

         AIRCOA Hotel Partners, L.P., a Delaware limited partnership ("AHP" or the "Partnership") was organized in December 1986, by AIRCOA Hospitality Services, Inc. ("AHS" or the "General Partner") to acquire, own, operate and sell hotels and resort properties. The Partnership owns and operates six hotel and resort properties (the "Properties") through operating partnerships (the "Operating Partnerships") which were acquired in 1986.

         The Partnership owns a 99% limited partner interest in each of the six Operating Partnerships which hold title to the Properties and through which the Partnership conducts all of its operations. AHS, a wholly owned subsidiary of Richfield Hospitality Services, Inc. ("Richfield"), is also the 1% general partner of each of the Operating Partnerships. Richfield operates the Properties for the Partnership under certain management agreements.

         FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Partnership's operations have been in one industry segment since formation. Revenue has been generated through the ownership and operation of the Properties. The following table reflects the sources of revenue and gross operating profit and total assets for each of the three years ended December 31, 1994, 1993 and 1992.


                                             (In thousands, except percentages)

                                       1994                   1993                 1992
                                      ------                 ------               ------
                                 Revenue   Percent     Revenue   Percent     Revenue   Percent
                                 -------   -------     -------   -------     -------   -------
  Rooms                         $ 26,863     58.2%    $ 26,693     59.0%    $ 25,584     59.5%
  Food and Beverage               12,274     26.6%      11,664     25.8%      11,349     26.4%
  Other Property Operations        7,020     15.2%       6,911     15.2%       6,065     14.1%
                                --------    ------    --------    ------    --------    ------
  Total Revenue                 $ 46,157    100.0%    $ 45,268    100.0%    $ 42,998    100.0%
                                --------    ------    --------    ------    --------    ------
                                --------    ------    --------    ------    --------    ------


  Gross Operating Profit        $ 13,566     29.4%    $ 13,739     30.4%    $ 11,944     27.8%
                                --------    ------    --------    ------    --------    ------
                                --------    ------    --------    ------    --------    ------

  Total Assets                  $ 73,542              $ 77,369              $ 78,589
                                --------              --------              --------
                                --------              --------              --------


         The gross operating profit percentage represents operating income of the Partnership before depreciation and amortization, management fees and fixed charges (rent, taxes and insurance). Gross operating profit is indicative of the profitability from operations of the Properties.

         Room revenue is significantly impacted by the rates obtained for rooms and the level of occupancy of the Properties. Although not in the same proportion, these factors also impact revenue generated from food and beverage and other property operations. Average daily room rates of the Properties were $59.42, $60.08, and $61.45 in 1994, 1993 and 1992, respectively. Average occupancy levels for the Properties were 77.9%, 76.6% and 72.9% in 1994, 1993 and 1992, respectively. For a discussion of the changes in various operating statistics, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

         NARRATIVE DESCRIPTION OF BUSINESS

         BUSINESS

         The principal business of the Partnerships is the ownership and operation of six hotel and resort properties located in geographically diverse areas of the continental United States. The Properties are full service facilities serving the vacation, leisure, meetings, convention and business segments of the hotel market. In addition to lodging, various guest services are offered by the Properties including restaurants, lounges, banquet, room, valet, concierge, parking and shuttle services. Other services available at some of the Properties include a marina, health and fitness facilities, swimming pools, tennis courts, spas and retail facilities.

         IMPORTANCE OF FRANCHISES AND TRADEMARKS

         Four of the Properties are affiliated with national franchises and operate under franchise agreements. The benefits of these franchise agreements include national brand name recognition and world wide central reservation systems, as well as operating quality standards and extensive marketing programs. One of the Properties is licensed to use the Regal trademark, which is sub-licensed to the hotel by an affiliate of AHS. The Partnership considers such affiliations and license to be important to the operations and success of the Properties in regard to customer recognition and satisfaction.

         SEASONALITY OF BUSINESS

         Because of the Properties' locations, occupancy levels are generally lower in the first and fourth quarters and higher in the second and third quarters of the year. These fluctuations are consistent with the normal recurring seasonal patterns of the industry.

         INDUSTRY PRACTICES

         The Properties periodically offer discounts to contract and group customers and room rates generally fluctuate during peak and non-peak times of the year. Deposits are often obtained in advance for facility rentals and rooms. In addition, a certain level of capital expenditures, repair and replacement of hotel property is required under the Partnership's loan agreement.

         The Properties are managed by Richfield in accordance with certain management contracts. Management services provided under the contracts include operations supervision, strategic business planning, yield management, sales and marketing oversight, personnel management and accounting and technical services.

         MARKET INFORMATION AND COMPETITIVE CONDITIONS

         The U.S. hospitality industry had growth in revenue, earnings and occupancy levels in 1994. According to Smith Travel Research, room occupancy exceeded 65% in 1994, a 3% increase over occupancy levels in 1993. This increase in occupancy was the result of an approximate 4.4% increase in demand, offset by a modest 1.4% increase in room supply. Average daily rates for the industry increased almost 4% in 1994 to $63.54 from $61.17 in 1993. Industry trends reflect improvement in U.S. room occupancy and average daily rates since 1991. These positive trends are expected to continue with occupancy levels in the U.S. projected at 67% for 1995.

         The Partnership's occupancy levels have consistently exceeded the industry averages noted above; however, average daily rates are slightly below the industry levels. The Partnership's operations in certain markets are price sensitive. The Partnership considers its primary points of competition include, but are not limited to, room rates, location, guest services and responsiveness, adequacy and appearance of facilities and overall customer satisfaction. The demand at a particular hotel of the Partnership may be adversely affected by many factors, including changes in travel patterns, local and regional economic conditions and the degree of competition with other hotels in the area.

         REGULATION

         The Operating Partnerships are subject to regulation in connection with their business, including liquor licensing, occupational health and safety regulation, food service regulation and labor laws. The Operating Partnerships have not experienced significant difficulties with regulation in these areas; however, failure to comply with those regulations could result in loss of licenses, permits or other authorizations which could adversely impact the Partnership's operating revenue.

         EMPLOYEES

         All hotel personnel are employed by the respective Operating Partnerships. Richfield processes the payroll on behalf of the Operating Partnerships. The number of persons employed by the Operating Partnerships, as of December 31, 1994, was approximately 970. Management considers employee relations to be satisfactory.

ITEM 2.  PROPERTIES

         The six hotel and resort properties including the hotel buildings and leasehold improvements are owned by the Operating Partnerships. Three of the hotel properties are located on land owned by the Operating Partnerships, while the other three hotel properties are located on land leased by the Operating Partnerships on a long-term basis. The following table presents certain information for each of the
         Properties:


                                                                                               NUMBER
PROPERTY                          PRIMARY MARKETS SERVED      AREA SERVED                        OF
                                                                                               ROOMS
- ------------------------------------------------------------------------------------------------------
Aurora Inn and Pine Lake          Vacation, Business          Greater Cleveland/Akron,
Trout Club ("Aurora")                                         Ohio                                69
- ------------------------------------------------------------------------------------------------------
Fourwinds/A Clarion Resort        Destination Resort          Bloomington/Indianapolis,
("Fourwinds")                     and Marina                  Indiana                            126
- ------------------------------------------------------------------------------------------------------
Regal at McCormick Ranch          Vacation, Meetings          Phoenix/Scottsdale,
("McCormick")                                                 Arizona                            125
- ------------------------------------------------------------------------------------------------------
Sheraton Inn-Buffalo Airport      Business, Meetings          Buffalo/Niagara Falls,
("Buffalo")                       and Leisure                 New York                           293
- ------------------------------------------------------------------------------------------------------
Sheraton Lakeside Inn             Vacation                    Orlando/Walt Disney World,
("Lakeside")                                                  Florida                            651
- ------------------------------------------------------------------------------------------------------
Sheraton University Center        Business, Meetings,         Raleigh/Durham/
("University")                    Medical and Conventions     Chapel Hill, North Carolina        322
- ------------------------------------------------------------------------------------------------------
                                                                        TOTAL                  1,586
                                                              ----------------------------------------

          The appraised value of the Properties is summarized below:


                                                          Appraised Values
                                          ------------------------------------------------
                                            December          December          December
                                              1994              1993              1992
                                          ------------      ------------      ------------
 Aurora Inn & Pine Lake Trout Club        $  7,520,000      $  7,240,000      $  6,540,000
 Fourwinds/A Clarion Resort                 10,200,000        10,200,000         9,300,000
 Regal at McCormick Ranch                    9,015,000         7,900,000         7,400,000
 Sheraton Inn-Buffalo Airport               17,730,000        18,140,000        18,800,000
 Sheraton Lakeside Inn                      34,000,000        39,000,000        42,000,000
 Sheraton University Center                  8,025,000         7,050,000         6,200,000
                                          ------------      ------------      ------------
 Total appraised value                    $ 86,490,000      $ 89,530,000      $ 90,240,000
                                          ------------      ------------      ------------
                                          ------------      ------------      ------------


         The decline in the aggregate appraised value of the portfolio is the result of decreases in the value of the Sheraton Lakeside Inn in 1994 and 1993 and the Sheraton Inn - Buffalo Airport in 1994 and 1993.
         These declines are primarily attributable to these hotels being located in markets with increases in the supply of available rooms and static demand for hotel rooms. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Partnership or any of the Operating Partnerships is a party, except for ordinary and routine litigation incidental to the business of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of Unitholders during the quarter ended December 31, 1994.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED UNITHOLDER MATTERS

         Class A Units of AIRCOA Hotel Partners, L.P. are traded on the American Stock Exchange under the symbol AHT. There is no established public trading market for the Partnership's Class B Units, the majority of which are held by affiliates of the General Partner. Under certain circumstances (which have not been satisfied at any time since the inception of the Partnership) described in the Partnership's limited Partnership Agreement, the Class B Units may be converted into Class A Units. The following table sets forth the range of high and low closing prices of Class A Units for each full quarterly period for the two most recent years, as reported by the American Stock Exchange.

         ----------------------------------------------------------------------
                   For the Quarter Ended            High            Low
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
             March 31, 1993                        1 7/16            1
         ----------------------------------------------------------------------
             June 30, 1993                         1 9/16            1
         ----------------------------------------------------------------------
             September 30, 1993                     4 1/2          1 1/4
         ----------------------------------------------------------------------
             December 31, 1993                     3 15/16         2 7/8
         ----------------------------------------------------------------------

         ----------------------------------------------------------------------
             March 31, 1994                        3 11/16           3
         ----------------------------------------------------------------------
             June 30, 1994                          3 5/8          2 1/2
         ----------------------------------------------------------------------
             September 30, 1994                     2 7/8          2 3/8
         ----------------------------------------------------------------------
             December 31, 1994                      3 1/4          2 5/8
         ----------------------------------------------------------------------

         As of December 31, 1994 the Partnership had approximately 1,871 Class A Unitholders.

         The Class A Unitholders have not received any distributions since 1990. The Class B Units do not receive distributions until the Class A Unitholders receive Minimum Annual Distributions, as defined in the Partnership Agreement. The existing mortgage loan imposes significant restriction on distributions to partners under the Partnership Agreement, including Minimum Annual Distributions to Class A Unitholders. On April 4, 1995, the Partnership signed a commitment letter with a new bank to refinance the existing mortgage loan. The new mortgage loan allows, under certain conditions, distributions to Class A Unitholders of up to 75% of Annual Excess Cash Flow, as defined under the terms of the commitment letter. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                 Years Ended December 31,
                                                      ----------------------------------------------
                                                   1994        1993        1992        1991        1990
                                                 --------    --------    --------    --------    --------
                                                         (In thousands, except per unit amounts)
Consolidated Operations Data
- ----------------------------
Revenue                                          $ 46,157    $ 45,268    $ 42,998    $ 42,990    $ 45,425
Operating income                                    5,122       5,556       4,331       3,848       6,056
Net income (loss)                                     627       1,120         113      (1,923)     (1,656)
Income (loss) per unit:
  Class A: Net loss                                  (.10)       (.02)       (.22)       (.66)       (.72)
  Class B: Net income                                1.25        1.27        1.17        1.00         .60

Distributions per Class A Unit
- ------------------------------
From operations (includes support
  contributions)(1)                              $     --    $     --    $     --    $     --    $   1.83

Weighted average number of units outstanding
    Class A                                     5,340,214   5,340,214   4,490,214   4,297,954   3,021,080
    Class B                                       950,000     950,000     950,000     950,000     950,000

Consolidated Balance Sheet Data
- -------------------------------
Working capital (deficit)(2)                     $ (7,178)   $(48,180)  $ (48,771)   $ (5,963)   $   (736)
Total assets                                       73,542      77,369      78,589      79,029      81,811
Long-term debt and affiliate notes payable (2)     46,180       6,000       8,715      53,650      60,550
Partners' capital                                  15,173      14,546      13,426      12,378      14,123
Appraised values of properties                     86,490      89,530      90,240     106,000     122,300

Consolidated Operations Data
- ----------------------------

Gross operating profit (3)                       $ 13,566    $ 13,739   $  11,944    $ 11,581    $ 13,555
Capital expenditures                                2,049       2,353       2,530       1,799       3,376
Net cash provided by operating activities           5,568       5,841       4,080       2,665       3,603
Net cash used in investing activities              (1,944)     (2,394)     (2,433)     (1,513)     (4,020)
Net cash provided (used) by financing activities   (5,279)     (3,612)     (1,391)        449        (139)


     (1) AHS and an affiliate were required to supplement distributable cash flow to the extent that such amounts were not sufficient to make Minimum Annual Distributions under the Partnership Agreement (support contributions) for a three-year period following the initial offering of Class A units. 1990 distributions include certain support contributions.

     (2) Certain of the Partnership's indebtedness to unaffiliated financial institutions was classified as current at December 31, 1993 and 1992. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     (3) Gross operating profit represents operating income before rent, taxes, insurance, management fees and depreciation and amortization.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         The following table reflects certain historical financial information and operating statistics for the years ended December 31, 1994, 1993 and 1992.


                         Historical Financial Information
                         --------------------------------

                                  (in thousands, except operating statistics)

                                            1994      1993      1992
                                          --------  --------  --------
         Revenue:
           Rooms                          $ 26,863  $ 26,693  $ 25,584
           Food and beverage                12,274    11,664    11,349
           Other property operations         7,020     6,911     6,065
                                          --------  --------  --------
            Total revenue                   46,157    45,268    42,998

         Expenses:
           Hotel operations                 32,591    31,529    31,054
                                          --------  --------  --------
             Gross operating profit         13,566    13,739    11,944
           Other operating expenses (1)      8,444     8,183     7,613
                                          --------  --------  --------
             Operating income                5,122     5,556     4,331
           Other income (expense) net (2)   (4,495)   (4,436)   (4,218)
                                          --------  --------  --------

         Net income                       $    627  $  1,120  $    113
                                          --------  --------  --------
                                          --------  --------  --------



                              Operating Statistics
                              --------------------
           Average Daily Rate               $59.42    $60.08    $61.45

           Average occupancy percent         77.9%     76.6%     72.9%

           Number of available rooms         1,586     1,586     1,586

           (1) Includes rent, taxes, insurance, management fees, depreciation and amortization.
           (2)  Principally comprised of interest expense.


REVENUE

Total revenue increased $889,000 or 2.0% in 1994, compared to an increase of $2,270,000 or 5.3% in 1993. Of the total revenue in 1994, 1993 and 1992, rooms comprised 58.2%, 59.0% and 59.5%, respectively; food and beverage comprised 26.6%, 25.8% and 26.4%, respectively, and other property operations comprised 15.2%, 15.2% and 14.1%, respectively.

Rooms revenue is primarily a function of the Properties' occupancy levels and room rates. Rooms revenue increased $170,000 in 1994 due to an increase in occupancy from 76.6% to 77.9% offset by a decrease in average room rates of $0.66. Rooms revenue increased $1,109,000 in 1993 due to an increase in occupancy from 72.9% to 76.6% offset in part by a decrease in average room rates of $1.37. Rooms revenue increases in 1994 and 1993 are attributable to increased sales to group and contract customers at the Regal McCormick Ranch, Sheraton University Center and Sheraton Inn Buffalo Airport. These rooms revenue increases were offset in part by decreases in rooms revenue at the Sheraton Lakeside which continues to be impacted by significant competitive pressures in the leisure market. These competitive pressures combined with discounts offered to attract more group and contract business resulted in the decreases in average room rates in 1994 and 1993.

Food and beverage revenue increased $610,000 or 5.2% in 1994 and $315,000 or 2.8% in 1993. Food and beverage revenue is impacted by room occupancy and the mix of room sales between leisure, group, contract and business customers. The primary increases in occupancy in 1994 and 1993 were from group and contract customers which typically have a favorable impact on food and beverage revenue.

Other property operations consist of marina sales and rentals (at Fourwinds), gift shops, food marts, lease income, phone charges and other miscellaneous guest services. Other property operations increased $109,000 or 1.6% in 1994 and $846,000 or 13.9% in 1993. The 1994 increase in other property operations was primarily due to the overall increase in occupancy. The 1993 increase in other property operations was primarily due to the increases in overall room occupancy, villa rentals at Regal McCormick Ranch and marina sales and rentals at Fourwinds. The portion of the increase in other revenue primarily attributable to increased occupancy in 1993 was approximately $357,000 or 5.9%. Regal McCormick Ranch's increase in villa rentals was similar to its increase in rooms revenue. The increase in marina sales and rentals was the result of new product lines, improved facilities and excellent summer weather.

While the hotel industry continues to be very competitive, the Properties have outperformed the industry when measuring revenue per available room (occupancy percent times average room rate). The Properties revenue per available room was $46.29, $46.02 and $44.80 in 1994, 1993 and 1992, respectively. Revenue per available room for the United States hotel industry, accumulated by Smith Travel Research, was $41.49, $38.85 and $36.29 in 1994, 1993 and 1992, respectively.

COSTS AND OPERATING EXPENSES

Total operating expenses increased $1,323,000 or 3.3% in 1994. This increase is attributable to an increase in hotel operating expenses of $1,062,000 and an increase in other operating expenses of $261,000. Hotel operating expenses increased in 1994 primarily as a result of the overall increases in occupancy and revenue, food and beverage costs and marketing expenses. As a result of increased food costs, food and beverage costs as a percent of food and beverage revenue increased to 71.4% in 1994 from 70.2% in 1993. Marketing expenses increased 6.9% in 1994 primarily as a result of increases in franchise fee rates at two of the three Sheraton properties. The increase in other operating expenses in 1994 is due to a 6.0% increase in depreciation and amortization from renovations completed in June 1993 on the Sheraton Inn - Buffalo Airport and other capital additions.

Total operating expenses increased $1,045,000 or 2.7% in 1993. This increase is attributable to an increase in hotel operating expenses of $475,000 and an increase in other operating expenses of $570,000. Hotel operating expenses increased in 1993 primarily as a result of overall increases in occupancy and revenue. The increase in other operating expenses in 1993 is due to an increase of 15.1% in rent, taxes and insurance from increases in property taxes and an increase of 3.8% in depreciation and amortization from capital additions.

Other income and expense remained relatively consistent in 1994 as compared to 1993. Interest expense increased 3.7% in 1994 primarily as a result of increases in the interest rate offset by decreases in the total indebtedness level. The increase in interest expense in 1994 was offset in part by a gain of $105,000 recognized in 1994 on an insurance settlement.

Other income and expense increased $218,000 or 5.2% in 1993. The components of this increase include a decrease of $351,000 in interest expense in 1993 primarily due to a decrease in interest rates offset by a $569,000 gain on an insurance settlement recognized in 1992.

In the fourth quarter of 1994, the Partnership recorded an adjustment for accrued vacation in the amount of $150,000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $5,568,000 in 1994, a decrease of $273,000 from 1993. This decrease is the result of an increase in cash paid to suppliers and vendors for increased costs and expenses of $2,096,000, offset in part by increases in cash received from customers for increased hotel revenue of $1,403,000, increased other cash receipts of $145,000 and decreases in cash paid to employees of $186,000 and interest paid of $89,000. Net cash provided by operating activities was $5,841,000 in 1993, an increase of $1,761,000 from 1992. This increase is the result of increases in cash received from customers from increased hotel revenue of $2,200,000, increased other cash receipts of $98,000 and decreased interest paid of $637,000 from the non-payment of interest on notes payable to an affiliate, offset in part by an increase in cash paid to suppliers and vendors for increased costs and expenses of $942,000, increase in cash paid to employees of $207,000 and a decrease in insurance proceeds of $25,000.

Net cash used in investing activities decreased $450,000 in 1994 due to decreases in capital expenditures and cash paid for other assets. Net cash used in investing activities decreased

$39,000 in 1993 due to decreases in capital expenditures and cash received from insurance proceeds.

Net cash used in financing activities increased $1,667,000 in 1994 primarily due to increases in principal payments on the Partnership's indebtedness. Net cash used in financing activities increased $2,221,000 in 1993, primarily due to increases in principal payments on the Partnership's indebtedness, increases in refinancing costs paid and decreases in cash received from partner contributions and the sale of Class A Units to affiliates. The proceeds from the Class A Units sold in 1992 were used to pay indebtedness.

INDEBTEDNESS

On April 4, 1995 the Partnership signed a commitment letter with a new lender to provide a $45,000,000 first mortgage loan and a $1,000,000 revolving credit line. The proceeds of the $45,000,000 first mortgage loan will be used to pay off the existing mortgage loan and the note payable to bank as well as provide funds for certain property renovations and the payment of a facility fee and closing costs. The Partnership expects to complete the refinancing by June 1995.

The new financing provides long-term financing, more favorable interest rates and less restrictive loan covenants as compared to the existing mortgage loan. The new financing was obtained by the General Partner and an affiliate, Regal Hotels International Holdings Limited ("RHL"). RHL has agreed to provide a limited guarantee for the new first mortgage loan. The Partnership expects to pay a fee to RHL for the limited guarantee. While the amount of the fee has not been determined, in no event will the amount exceed what an unaffiliated guarantor would be paid.

The refinancing includes a variety of interest rate options, the most favorable of which is LIBOR plus 2% (7.85% at December 31, 1994). This compares to the existing mortgage loan rate of 9% at December 31, 1994. Repayment of the new first mortgage loan is based on a twenty-year amortization with a balloon payment at the end of the fifth year while the revolving credit line is renewable annually at the option of the lender.

The commitment letter contains a number of conditions which are different than those contained in the Partnership's existing mortgage loan. Some of the more significant differences include a new maturity date in 2000, a change in the maximum loan to value ratio based on the appraised value of the Properties from 60% to 65%, the allowance of distributions to Class A Unitholders in certain circumstances, the removal of the restriction on payments to AHS on the Partnership's affiliated notes payable by allowing principal and interest payments in certain circumstances, the removal of the requirement to offer any of the Properties for sale and the added requirement that affiliates of the General Partner maintain their present level of ownership in the Partnership. The commitment letter also requires the maintenance of a capital reserve account equal to 4% of gross revenue in 1995 and 5% of gross revenue thereafter. Based on this requirement and with the loan proceeds, the Partnership expects to expend approximately $7,300,000 for capital expenditures over the next two years.

The commitment letter contains certain conditions precedent that the Partnership considers normal due diligence procedures typically conducted in connection with making such a loan. The Partnership believes that none of these conditions are significant contingencies for making the loan. As a result of the lender's firm commitment, the Partnership has classified the indebtedness currently outstanding under the mortgage loan payable and note payable to bank as long-term.

The Partnership had indebtedness at December 31, 1994 in the amount of $48,365,000. Such indebtedness includes a mortgage loan payable of $40,450,000 due July 31, 1995, a note payable to bank of $1,915,000 due October 31, 1995 and affiliate notes payable of $6,000,000 which were due January 1995. During 1994, the Partnership extended the mortgage loan payable and the note payable to bank to July 31, 1995 and October 31, 1995, respectively. These extensions required principal reductions of $2,000,000 and the payment of $311,000 in fees.

The existing mortgage loan contains numerous covenants requiring, among other matters, the maintenance of specified cash flow levels for the Partnership and at each hotel property, a maximum loan to value ratio of 60% based on the Partnership's secured debt to aggregate appraised values of the Properties, limitations on additional borrowings, restrictions on payments to AHS on the Partnership's affiliated notes payable, restrictions on distributions to partners under the Partnership Agreement, including Minimum Annual Distributions to Class A Unitholders, the expenditure or reserve (limited to $2,000,000) for the purchase, repair and replacement of hotel property, furniture, fixtures and equipment and cross covenant defaults with the Partnership's note payable to bank and certain indebtedness of the General Partner and other affiliates. In addition to the various loan covenants above, the mortgage loan requires the Partnership to offer the Sheraton Lakeside Inn and Sheraton Inn - Buffalo Airport for sale at a sales price not less than the current appraised values. The Partnership selected a broker to market the two hotel properties in accordance with the mortgage loan. The mortgage loan also requires all proceeds from such sales to be applied to the outstanding balance of the mortgage loan. No acceptable offers have been received.

The Partnership's affiliate notes payable of $6,000,000 were due January 1995. These affiliate notes payable have been subordinated to the existing mortgage loan and note payable to bank. A condition of the commitment letter signed by the Partnership for the new first mortgage loan and revolving credit line also requires the subordination of the principal balance of the affiliate notes payable. The affiliate has agreed to the subordination to the existing mortgage loan and the new first mortgage loan and revolving credit line under the commitment letter. Accordingly, the affiliate notes payable principal balance is classified as long-term at December 31, 1994.

PARTNERSHIP DISTRIBUTIONS AND UNIT CONVERSIONS

The Partnership Agreement provides for periodic distribution of distributable cash flow, as defined, to the partners subject to any applicable restrictions and the discretion of the General Partner. Distributable cash flow is generally defined as cash flow from operations of the hotel properties. Such cash is allocated and distributed (net of AHS's 1% general partnership interest in the Operating Partnerships) 99% to the Class A Unitholders and 1% to the General Partner until the Class A Unitholders have received defined Minimum Annual Distributions. The Minimum Annual Distribution is $2.16 per Class A Unit. The Partnership expects an amount less than the Minimum Annual Distribution per Class A Unit will be available for distribution from future operating cash flow. Any portion of the Minimum Annual Distribution that is not paid by the Partnership in any year is added to the cumulative unpaid Minimum Annual Distribution. Based on the appraised value of the Properties at December 31, 1994, the cumulative unpaid Minimum Annual Distribution per Class A Unit exceeds the Partnership's net assets per Unit of approximately $6.00 by approximately 50%.

The Class B Units entitle each Unitholder to a limited partnership interest which is subordinated to the Class A Units. The Class B Units are redeemable or convertible in certain circumstances. The Class B Units do not receive distributions until the Class A Unitholders receive Minimum Annual Distributions which have not been made since 1990. Through 1996, the Class B Units are convertible into Class A Units only to the extent that distributable cash flow of the Partnership in the previous year would have been sufficient to pay Minimum Annual Distributions for the Class A Units, including the Class B Units to be converted. After 1996, a minimum of 250,000 Class B Units are required to be converted into Class A Units annually through 2001 at a redemption value of $20.00 per Class B Unit, by issuing Class A Units valued at the then current market price of the Class A Units. Such required conversion may result in dilution to the Class A Unitholders prior to conversion. For example, based on the average market price of Class A Units during 1994 of approximately $3.00, the conversion of 250,000 Class B Units in 1997 would result in an approximate 24% dilution to the Class A Unitholders upon conversion. The conversion of all 950,000 Class B Units would result in an approximate 54% dilution to the preconversion Class A Unitholders at the $3.00 per unit market price.

PROPERTY VALUES

The appraised value of the Properties is $86,490,000 at December 31, 1994, which exceeds their carrying values of $68,353,000. However, the appraised value on two of the hotel properties is approximately $5,000,000 less in the aggregate than their carrying values at December 31, 1994. In accordance with a proposed Statement on Financial Accounting Standards on Accounting for the Impairment of Long-Lived Assets, which is expected to be issued in 1995, the Partnership has not recognized an impairment on these two hotel properties as the undiscounted cash flow on these properties exceeds their carrying values. Currently the Partnership has no plans to sell these properties at less than their carrying values.

INCOME TAXES

As a result of the Revenue Act of 1987, the Partnership will become a taxable entity in 1998. As a result, the income of the Partnership will be taxable as a corporation and distributions from the Partnership will continue to be taxable to the individual partners. The Partnership is evaluating various alternatives to minimize any adverse impact on the Partnership as a result of these changes in the tax laws.

INFLATION

The rate of inflation as measured by changes in the average consumer price index has not had a material impact on the revenue or net income of the Partnership in the three most recent years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of AHP are filed under this Item, beginning on Page II-9. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                          INDEPENDENT AUDITORS' REPORT



The Partners
AIRCOA Hotel Partners, L.P.

We have audited the accompanying consolidated balance sheets of AIRCOA Hotel Partners, L.P. and subsidiary operating partnerships as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' capital and cash flows for each of the years in the three year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AIRCOA Hotel Partners, L.P. and subsidiary operating partnerships as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1994, in conformity with generally accepted accounting principles.







                                     KPMG Peat Marwick LLP

Denver, Colorado
February 27, 1995,
   except as to notes
   3 and 4 which are
   as of April 4, 1995

                           AIRCOA HOTEL PARTNERS, L.P.
                      AND SUBSIDIARY OPERATING PARTNERSHIPS

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993

                                 (In thousands)


Assets                                                       1994        1993
- ------                                                     --------    --------
Current assets:
  Cash and cash equivalents                                $  1,261    $  2,916
  Accounts receivable:
    Trade                                                     2,555       2,675
    Affiliates                                                   43         207
  Inventory                                                     401         376
  Prepaid expenses                                              498         374
                                                           --------    --------
      Total current assets                                    4,758       6,548
                                                           --------    --------

Property and equipment, at cost:
  Land and leasehold improvements                             8,767       8,693
  Buildings and leasehold improvements                       70,109      69,518
  Furniture, fixtures and equipment                          16,304      15,240
  Construction in progress                                      407          87
                                                           --------    --------
                                                             95,587      93,538
  Less accumulated depreciation and amortization            (27,234)    (23,311)
                                                           --------    --------

      Net property and equipment                             68,353      70,227

Other assets, including debt issue costs, net of
  accumulated amortization of $212 in 1994 and $330 in 1993     431         594
                                                           --------    --------

                                                           $ 73,542    $ 77,369
                                                           --------    --------
                                                           --------    --------










                                   (Continued)

                           AIRCOA HOTEL PARTNERS, L.P.
                      AND SUBSIDIARY OPERATING PARTNERSHIPS

                     CONSOLIDATED BALANCE SHEETS (Continued)

                           December 31, 1994 and 1993

                                 (In thousands)

Liabilities and Partners' Capital                            1994        1993
- ---------------------------------                          --------    --------
Current liabilities:
  Current installments of long-term debt                   $  2,185    $ 47,315
  Trade accounts payable                                      1,634       1,689
  Payables to affiliates:
    Trade accounts                                              444         469
    Interest                                                  2,100          --
  Accrued liabilities:
    Payroll                                                     327         363
    Taxes, other than income taxes                              982         934
    Other                                                     2,450       2,350
  Deferred revenue and advance deposits                       1,814       1,608
                                                           --------    --------

        Total current liabilities                            11,936      54,728

Long term debt, excluding current installments               40,180          --

Notes payable to affiliates, including accrued interest of
  $1,380 in 1993                                              6,000       7,380

Deferred franchise fees                                          --         462

Accrued administration and management fees
  payable to affiliate                                          253         253
                                                           --------    --------

        Total liabilities                                    58,369      62,823
                                                           --------    --------

Commitments and contingencies.

Partners' capital:
  General partner                                               376         375
  Limited partners:
    Class A Unitholders                                      21,605      22,157
    Class B Unitholders (deficit)                            (6,808)     (7,986)
                                                           --------    --------

        Total partners' capital                              15,173      14,546
                                                           --------    --------

                                                           $ 73,542    $ 77,369
                                                           --------    --------
                                                           --------    --------



          See accompanying notes to consolidated financial statements.

                         AIRCOA HOTEL PARTNERS, L.P
                   AND SUBSIDIARY OPERATING PARTNERSHIPS

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                YEARS ENDED DECEMBER 31, 1994, 1993 and 1992

                      (In thousands, except unit data)

                                                             1994          1993          1992
                                                           --------      --------      --------
Revenue:
  Rooms                                                   $  26,863     $  26,693     $  25,584
  Food and beverage                                          12,274        11,664        11,349
  Other property operations                                   7,020         6,911         6,065
                                                          ---------     ---------     ---------
                                                             46,157        45,268        42,998
                                                          ---------     ---------     ---------
Costs and operating expenses:
  Rooms                                                       7,242         7,189         7,132
  Food and beverage                                           8,769         8,186         8,167
  Other property operations                                   3,325         3,206         2,976
  Administrative and general                                  4,793         4,823         4,748
  Marketing                                                   4,025         3,764         3,742
  Energy                                                      2,307         2,234         2,015
  Property maintenance                                        2,130         2,127         2,274
  Rent, taxes and insurance                                   2,665         2,674         2,323
  Management fees                                             1,835         1,788         1,705
  Depreciation and amortization                               3,944         3,721         3,585
                                                          ---------     ---------     ---------
                                                             41,035        39,712        38,667
                                                          ---------     ---------     ---------
        Operating income                                      5,122         5,556         4,331
                                                          ---------     ---------     ---------

Other income (expenses):
  Interest expense, including amortization of debt issue
    costs of $471 in 1994, $458 in 1993, and $380 in 1992    (4,600)       (4,436)       (4,787)
  Gain on insurance settlements                                 105             -           569
                                                          ---------     ---------     ---------
                                                             (4,495)       (4,436)       (4,218)
                                                          ---------     ---------     ---------

Net income                                                $     627     $   1,120     $     113
                                                          ---------     ---------     ---------
                                                          ---------     ---------     ---------


Income (loss) per limited partnership unit:
  Class A Unitholders                                     $    (.10)    $    (.02)    $    (.22)
                                                          ---------     ---------     ---------
                                                          ---------     ---------     ---------

  Weighted average number of units outstanding            5,340,214     5,340,214     4,490,214
                                                          ---------     ---------     ---------
                                                          ---------     ---------     ---------

  Class B Unitholders                                     $    1.25     $    1.27     $    1.17
                                                          ---------     ---------     ---------
                                                          ---------     ---------     ---------

  Weighted average number of units outstanding              950,000       950,000       950,000
                                                          ---------     ---------     ---------
                                                          ---------     ---------     ---------




          See accompanying notes to consolidated financial statements.

                         AIRCOA HOTEL PARTNERS, L.P.
                    AND SUBSIDIARY OPERATING PARTNERSHIPS

                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                YEARS ENDED DECEMBER 31, 1994, 1993 and 1992

                      (In thousands, except unit data)

                                                      Limited Partners' Capital (Deficit)
                                                   ---------------------------------------
                                                 Class A Unitholders      Class B Unitholders   Unallocated   Total
                                       General   -------------------      -------------------     capital    partners'
                                       partner    Units      Capital      Units       Capital  contributions  capital
                                       -------    -----      -------      -----       -------  -------------  -------
BALANCES AT DECEMBER 31, 1991          $  375   4,490,214    $ 22,308    950,000     $(10,588)    $  283     $ 12,378

Issuance of Class A Units pursuant
  to general partners' purchase
  obligation                               --     850,000         935         --           --         --          935
Capital contributions pursuant
  to contractual arrangements              --          --          --         --          283       (283)          --
Net income (loss)                         (10)         --        (994)        --        1,117         --          113
                                       ------   ---------     -------    -------     --------     ------     --------

BALANCES AT DECEMBER 31, 1992             365   5,340,214      22,249    950,000       (9,188)        --       13,426

Net income (loss)                          10          --         (92)        --        1,202         --        1,120
                                       ------   ---------     -------    -------     --------     ------     --------

BALANCES AT DECEMBER 31, 1993             375   5,340,214      22,157    950,000       (7,986)        --       14,546

Net income (loss)                           1          --        (552)        --        1,178         --          627
                                       ------   ---------     -------    -------     --------     ------     --------

BALANCES AT DECEMBER 31, 1994          $  376   5,340,214    $ 21,605    950,000     $ (6,808)    $   --     $ 15,173
                                       ------   ---------     -------    -------     --------     ------     --------
                                       ------   ---------     -------    -------     --------     ------     --------



















           See accompanying notes to consolidated financial statements.

                         AIRCOA HOTEL PARTNERS, L.P.
                    AND SUBSIDIARY OPERATING PARTNERSHIPS

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                               (In thousands)

                                                           1994           1993           1992
                                                          ------         ------         ------
Cash flows from operating activities:
  Cash received from customers                          $  44,592      $  43,189      $  40,989
  Cash paid to suppliers and vendors                      (25,226)       (23,130)       (22,188)
  Cash paid to employees                                  (12,423)       (12,609)       (12,402)
  Interest paid                                            (3,430)        (3,519)        (4,156)
  Other cash receipts                                       2,055          1,910          1,837
                                                        ---------      ---------      ---------

        Net cash provided by operating activities           5,568          5,841          4,080
                                                        ---------      ---------      ---------

Cash flows from investing activities:
  Capital expenditures                                     (2,049)        (2,353)        (2,530)
  Proceeds from insurance for damaged
    property and equipment                                    105            236            380
  Payments for other assets                                    --           (277)          (283)
                                                        ---------      ---------      ---------

        Net cash used in investing activities              (1,944)        (2,394)        (2,433)
                                                        ---------      ---------      ---------

Cash flows from financing activities:
  Principal payments on long-term debt                     (4,950)        (3,325)        (2,310)
  Refinancing costs and other                                (329)          (342)          (244)
  Proceeds from partner contributions and sale of Class
    A Units                                                    --             55          1,163
                                                        ---------      ---------      ---------

        Net cash used in financing activities              (5,279)        (3,612)        (1,391)
                                                        ---------      ---------      ---------

        Increase (decrease) in cash and cash equivalents   (1,655)          (165)           256

Cash and cash equivalents at beginning of period            2,916          3,081          2,825
                                                        ---------      ---------      ---------

Cash and cash equivalents at end of period              $   1,261      $   2,916      $   3,081
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------









                                   (Continued)



          See accompanying notes to consolidated financial statements.

                         AIRCOA HOTEL PARTNERS, L.P.
                    AND SUBSIDIARY OPERATING PARTNERSHIPS

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                             (In thousands)

                                                                1994           1993           1992
                                                               ------         ------         ------
Reconciliation of net income to net cash provided
  by operating activities:
    Net income                                                $    627       $  1,120       $    113
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                            3,944          3,721          3,585
        Amortization of debt issue costs                           471            458            380
        Gain on insurance settlements                             (105)            --           (569)
        Decrease (increase) in accounts receivable
          relating to operations                                   284           (328)          (251)
        Decrease (increase) in inventory                           (25)           (74)            20
        Increase in prepaid expenses                              (124)           (41)           (20)
        Increase in trade accounts payable, payables
          to affiliates, accrued liabilities, accrued
          administration and management fees payable
          to affiliate relating to operations and deferred
          franchise fees                                           290            826            768
        Increase in deferred revenue and advance deposits          206            159             54
                                                              --------       --------       --------

          Net cash provided by operating activities           $  5,568       $  5,841       $  4,080
                                                              --------       --------       --------
                                                              --------       --------       --------


















          See accompanying notes to consolidated financial statements.

                           AIRCOA HOTEL PARTNERS, L.P.
                      AND SUBSIDIARY OPERATING PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1994 and 1993


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     AIRCOA Hotel Partners, L.P. (the "Partnership") is a publicly traded limited partnership formed to acquire, own and operate hotel properties. The Partnership holds a 99% limited partner interest in limited partnerships (the "Operating Partnerships"). Each of the Operating Partnerships owns and operates one of the six hotel and resort properties (the "Properties"). AIRCOA Hospitality Services, Inc. ("AHS"), a wholly-owned subsidiary of Richfield Hospitality Services, Inc. ("Richfield") holds a 1% General Partner interest in the Partnership and in each of the Operating Partnerships.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Partnership and the accounts of each of the Operating Partnerships. All significant interpartnership accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS

     Cash equivalents, representing overnight Eurodollar deposits and repurchase agreements, were $739,000 and $1,941,000 at December 31, 1994 and 1993, respectively. For purposes of the consolidated statements of cash flows, the Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     OPERATING ASSETS

     The Partnership uses an inventory method of accounting for china, glassware, silver, linen, and uniforms. Under the inventory method, operating assets are stated at amounts based upon the physical quantity of such assets on hand using average costs, less a valuation allowance to reflect deterioration from use.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Hotel property renovations and improvements are capitalized. Repairs, maintenance, and minor refurbishments are charged to expense as incurred. Interest incurred during construction of facilities or major renovations is capitalized and amortized over the life of the related assets. Interest of $43,000 was capitalized in 1993. No interest was capitalized in 1994 or 1992. Upon the retirement or sale of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in operations.

     Property and equipment held under leaseholds is amortized over the shorter of the lease term or the estimated useful life of the asset.

                           AIRCOA HOTEL PARTNERS, L.P.
                      AND SUBSIDIARY OPERATING PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1994 and 1993


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROPERTY AND EQUIPMENT (CONTINUED)

     Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, generally as follows:

          Land improvements and leasehold improvements           15 years
          Buildings and leasehold improvements                   30 years
          Furniture, fixtures and equipment                      10 years

     The appraised value on two of the hotel properties is approximately $5,000,000 less than their carrying values in the aggregate at December 31, 1994. However, the Partnership believes that expected future cash flows from operation of these properties will be sufficient to recover their carrying values. The Partnership has no current plans to sell the properties at less than their carrying values.

     OTHER ASSETS

     Other assets consist principally of debt issue costs, franchise license costs, and liquor license costs. Debt issue and franchise license costs are amortized using the straight-line method over the term of the respective debt or license agreement.

     DEFERRED REVENUE AND ADVANCE DEPOSITS

     Deferred revenue for facility rentals and advance room deposits is recognized as revenue when services are provided.

     INCOME TAXES

     No current provision or benefit for income taxes is included in the accompanying consolidated financial statements since the taxable income or loss of the Partnership is included in the tax returns of the individual partners of the Partnership.

     Current federal income tax regulations will subject the Partnership to corporate taxation beginning in 1998. Accordingly, the Partnership utilizes an asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis expected to be recovered or settled subsequent to 1997. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years such temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates will be recognized in operations in the period of the enactment date.

                           AIRCOA HOTEL PARTNERS, L.P.
                      AND SUBSIDIARY OPERATING PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1994 and 1993


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NET INCOME (LOSS) PER UNIT

     Net income (loss) per limited partnership unit is computed by dividing the net income (loss) attributable to each class of units by the weighted average number of units outstanding in each class during the period. Because of the loss attributable to A Unitholders in 1994, 1993 and 1992, Class A Units issuable upon conversion of notes payable (see Note 3) and upon conversion of the Class B Units (see Note 2) were not considered in the computation, as such conversions would be anti-dilutive.

     RECLASSIFICATIONS

     Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform to the 1994 presentation.

(2)  PARTNERSHIP UNITS AND ALLOCATIONS

     LIMITED PARTNERSHIP UNITS

     The Class A Units entitle each Unitholder to a limited partnership interest in a percentage of the profits and losses, tax allocations, and distributions of the Partnership, as described below.

     The Class B Units entitle each Unitholder to a limited partnership interest which is subordinated to the Class A Units. The Class B Units are redeemable by the Partnership or convertible into Class A Units, in certain circumstances. The Class B Units do not receive distributions until the Class A Unitholders receive defined Minimum Annual Distributions. Through 1996 the Class B Units are convertible into Class A Units to the extent that distributable cash flow of the Partnership in the previous year would have been sufficient to pay Minimum Annual Distributions for the Class A Units, including the Class B Units to be converted. After 1996, a minimum of 250,000 Class B Units are required to be converted into Class A Units annually through 2001 at a redemption value of $20.00 per Class B Unit, by issuing class A units valued at the then current market price of the Class A Units.

     CASH DISTRIBUTIONS

     The Partnership agreement provides for periodic distribution of distributable cash flow, as defined, to the partners at the discretion of the General Partner. Distributable cash flow is generally defined as cash flow from operations of the hotel properties. Such cash is allocated and distributed (net of AHS' 1% general partnership interest in the Operating Partnerships) 99% to the Class A Unitholders and 1% to the General Partner until the Class A Unitholders have received defined Minimum Annual Distributions. The Minimum Annual Distribution is presently $2.16 per Class A Unit. After payment of the Minimum Annual Distribution, additional cash distributions, if any, will be allocated 49.5% to the Class A Unitholders, 49.5% to the Class B Unitholders and 1% to the General Partner.

                           AIRCOA HOTEL PARTNERS, L.P.
                      AND SUBSIDIARY OPERATING PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1994 and 1993


(2)  PARTNERSHIP UNITS AND ALLOCATIONS (CONTINUED)

     CASH DISTRIBUTIONS (CONTINUED)

     Capital transaction proceeds generally consist of net proceeds from sales and refinancing of the Partnership's hotel properties. Cash from capital transaction proceeds is allocated and distributed 99% to the Class A Unitholders and 1% to the General Partner until the Class A Unitholders have received any previously unpaid Minimum Annual Distributions, and the unrecovered capital preference amount, as defined. Capital transaction proceeds are then allocated and distributed 99% to the Class B Unitholders and 1% to the General Partner until all the Class B Units have been redeemed. Subsequent to the redemption of the Class B Units, capital transaction proceeds are allocated and distributed 75% to the Class A Unitholders and 25% to the General Partner. The unrecovered capital preference amount of a Class A and a Class B Unit at December 31, 1994 is $16.60 and $20.00, respectively.

     The Minimum Annual Distribution amount attributable to Class A Unitholders and the Class B Unitholders sharing percentage in distributable cash flow are reduced proportionately based upon distributions of capital transaction proceeds.

     Based on the appraised value of the Properties at December 31, 1994, the cumulative unpaid Minimum Annual Distribution per Class A Unit exceeds the Partnership's net assets per Unit of approximately $6.00 by approximately 50%. The Partnership did not declare distributions in 1994, 1993 and 1992.

     ALLOCATION OF INCOME AND LOSSES

     Partnership income and losses are allocated among the partners in accordance with federal income tax provisions based upon the partners ownership interests, adjusted to reflect original contribution values agreed upon by the partners and other basis differences at the inception of the partnership. Income and losses are allocated among individual Units on a pro rata basis within each class of units. For financial reporting purposes, the net income or loss of the Partnership is generally allocated in accordance with the income tax allocation provisions described above.

(3)  LONG-TERM DEBT

     On April 4, 1995, the Partnership signed a commitment letter with a new lender to provide a $45,000,000 first mortgage loan and a $1,000,000 revolving credit line. The proceeds of the $45,000,000 first mortgage loan will be used to refinance, on a long-term basis, the Partnership's existing mortgage loan in the amount of $40,450,000 at December 31, 1994 and note payable to bank of $1,915,000 at December 31, 1994 which are due July 31, 1995 and October 31, 1995, respectively, as well as provide funds for certain property renovations and the payment of a facility fee and closing costs. The commitment letter contains certain conditions precedent that the Partnership considers normal due diligence procedures typically conducted in connection with

                           AIRCOA HOTEL PARTNERS, L.P.
                      AND SUBSIDIARY OPERATING PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1994 and 1993


(3)  LONG-TERM DEBT (CONTINUED)

     making such a loan. The Partnership believes that none of these conditions are significant contingencies in making the loans. As a result of this commitment, the Partnership's existing mortgage loan and note payable to bank have been classified as long-term at December 31, 1994. The Partnership expects the refinancing to be completed by June 1995.

     The refinancing terms outlined in the commitment letter include a variety of interest rate options for the loans. In addition, repayment of the first mortgage loan is based on a twenty year amortization with a balloon payment at the end of the fifth year. The revolving credit line will be renewable annually at the option of the lender. Based on the terms of the refinancing outlined in the commitment letter, the indebtedness pursuant to the Partnership's existing mortgage loan and note payable to bank are summarized as follows:


                                                               December 31
                                                           ------------------
                                                           1994          1993
                                                         --------      --------
          Mortgage loan                                  $ 40,450      $ 44,600
          Note payable to bank                              1,915         2,715
                                                         --------      --------
                                                           42,365        47,315
          Less current installments                         2,185        47,315
                                                         --------      --------
             Long-term debt, excluding current
               installments                              $ 40,180      $     --
                                                         --------      --------
                                                         --------      --------


     As outlined in the commitment letter, the new first mortgage loan and revolving credit line contain various covenants including minimum debt service ratios, restrictions on additional indebtedness, limitations on annual cash distributions to Class A Unitholders, limitations on the payment of principal and interest on the affiliate notes payable, deferral of management fees payable to Richfield if minimum debt service ratios are not achieved, maintenance of a capital expenditure reserve account equal to 4% of gross revenue in 1995 and 5% thereafter, and a maximum loan-to-value ratio of 65% based on the aggregate appraised values of the Properties.
     The new first mortgage loan and revolving credit line are subject to certain limited guarantees of an affiliate of the Partnership. The new first mortgage loan also requires the Bank's approval of any dilution or change in the present ownership interests of affiliates of the General Partner in the Partnership.

     Maturities of long-term debt (based on the terms of the commitment letter) are summarized as follows (in thousands):


    Year ending December 31,
    ------------------------
        1995                                $  2,185
        1996                                   1,080
        1997                                   1,080
        1998                                   1,080
        1999                                   1,080
        2000                                  35,860
                                            --------
                                            $ 42,365
                                            --------
                                            --------

                           AIRCOA HOTEL PARTNERS, L.P.
                      AND SUBSIDIARY OPERATING PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1994 and 1993


(3)  LONG-TERM DEBT (CONTINUED)

     The existing mortgage loan's interest rate is 3% above a specific Eurodollar rate or 1% above the bank's prime if the Eurodollar rate is unavailable. The rate at December 31, 1994 was 9.0%. The Mortgage Loan requires monthly installments of $250,000 plus interest and is secured by separate first mortgages on the hotel properties and a security interest in all assets related to the operation of the hotel properties.

     The existing mortgage loan contains numerous covenants requiring, among other matters, the maintenance of specified cash flow levels for the Partnership and at each hotel property, a maximum loan to value ratio of 60% based on the Partnership's secured debt to aggregate appraised values of the Properties, limitations on additional borrowings, restrictions on payments to AHS on the Partnership's affiliated notes payable, restrictions on distributions to partners under the Partnership Agreement including Minimum Annual Distributions to Class A Unitholders, restrictions as to cash balances and cross default provisions with the bank note payable and specified indebtedness of the General Partner and certain affiliates and the expenditure or reserve (limited to $2,000,000) for the purchase, repair, and replacement of hotel property, furniture, fixtures and equipment.

     The existing mortgage loan requires the Partnership to offer the Sheraton Lakeside Inn and Sheraton Inn - Buffalo Airport for sale at a price not less than their current appraised values. The Partnership selected a broker to market the two hotel properties on terms consistent with the mortgage loan. The existing mortgage loan also requires all proceeds from such sales to be applied to the outstanding balance of the mortgage loan. In connection with the refinancing terms outlined in the commitment letter, the Partnership will no longer be required to offer any of the Properties for sale.

     The amended note payable to bank has an interest rate of 1.5% above the bank's prime rate. In the event that the effective interest rate exceeds 9% per annum, the excess interest is deferred. The effective rate at December 31, 1994 was 10.0%. The note is payable in monthly installments of $25,000 plus interest, and is convertible into Class A Units of the Partnership at $16.60 per unit. The note is secured by a pledge from an affiliate of AHS of management fees payable to the affiliate by the Partnership's hotel properties; the pledge of 718,000 Class A Units of the Partnership held by certain affiliates, and the personal guarantees of two former officers of AHS. The note contains covenant provisions which are similar to those contained in the existing mortgage loan.

     In accordance with the Partnership Agreement, the General Partner is entitled to receive a 1% financing fee in exchange for arranging the refinancing of the Partnership's indebtedness. Such fee is required to be reduced by the amount of the financing fee paid to the lender. In addition the Partnership expects to pay a fee to an affiliate for the limited guarantee of the new first mortgage loan and the revolving credit line.

                           AIRCOA HOTEL PARTNERS, L.P.
                      AND SUBSIDIARY OPERATING PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1994 and 1993


(4)  NOTES PAYABLE TO AFFILIATES

     The Partnership's affiliate notes payable of $6,000,000 were due January 1995. These affiliate notes payable have been subordinated to the existing mortgage loan and note payable to bank. A condition of the commitment letter signed by the Partnership for the first mortgage loan and revolving credit line also require the subordination of the affiliate notes payable principal balance. The affiliate has agreed to the subordination to the existing mortgage loan and the new first mortgage loan and revolving credit line under the commitment letter. Accordingly, the affiliate notes payable principal balance is classified as long-term at December 31, 1994.

(5)  INCOME TAXES

     The Partnership's only significant temporary difference (which will result in tax deductions in 1998 and later years) is an excess of the tax basis over the book basis of the Properties of approximately $2,350,000 and $3,200,000 at December 31, 1994 and 1993, respectively. The Partnership's net deferred tax asset was approximately $940,000 and $1,200,000 at December 31, 1994 and 1993, respectively. The Partnership has established a 100% valuation allowance on these net deferred tax assets. The change in the valuation allowance in 1994 was a decrease of approximately $260,000.

(6)  RELATED PARTY TRANSACTIONS AND COMMITMENTS

     PARTNERSHIP ADMINISTRATION

     AHS, as General Partner, is responsible for managing the business and affairs of the Partnership and the Operating Partnerships. The General Partner is reimbursed monthly for all direct operating expenses incurred on behalf of the Partnership and Operating Partnerships. In addition, the General Partner receives an annual partnership administration fee equal to 0.25% of the independently appraised value of the hotel properties of the Partnership.

     MANAGEMENT AGREEMENTS

     Richfield operates the hotel properties for the Partnership in exchange for a management fee equal to 4% of annual gross revenue from the hotel properties. In addition, the hotel properties are obligated to reimburse Richfield for payroll, professional fees, and certain out-of-pocket expenses incurred by Richfield on their behalf. The management agreements expire in 2012 and can be terminated by the Partnership prior to expiration, in certain circumstances, through the payment of a fee equal to three times the management fee paid for the preceding 12 months.

     Richfield also provides data processing services and obtains various types of insurance coverage, on an aggregate basis, for the hotel properties which it owns or manages. Such data processing and insurance costs are allocated to the hotel properties.

                           AIRCOA HOTEL PARTNERS, L.P.
                      AND SUBSIDIARY OPERATING PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1994 and 1993


(6)  RELATED PARTY TRANSACTIONS AND COMMITMENTS (CONTINUED)

     LICENSE AGREEMENTS

     One of the hotel properties has a license agreement with an affiliate to operate as a Regal Hotel. The license agreement provides for a fee of 1.5% of total revenue, as defined, and is renewed automatically for one year periods. The agreement can be terminated by the Partnership prior to expiration in certain circumstances, through payment of a termination fee.

     HOTEL PROPERTY ACQUISITIONS AND DISPOSITIONS AND PARTNERSHIP FINANCING

     The General Partner receives an acquisition fee equal to 1% of the purchase price of any hotel property acquired by the Partnership. Upon the sale of a hotel property, the General Partner receives either a disposition fee equal to 1% of the sales price of the hotel property, or a reasonable brokerage fee, based upon fees for comparable properties in the area, less the amount of any such brokerage fees paid to third parties. The General Partner receives a financing fee equal to 1% of the principal amount of any new Partnership loan, or refinancing of Partnership debt if the refinancing is completed with a lender other than the lender whose loan is being refinanced. Such fee is required to be reduced by the amount of the financing fee paid to the lender.

     OTHER ARRANGEMENTS

     The General Partner and its affiliates are paid development, purchasing, and design fees for services performed in connection with the renovation or expansion of the Partnership's hotel properties. In addition, an affiliate of AHS receives fees in connection with the bulk purchase of hotel furnishings, equipment, and supplies.

     The Partnership leases a private club and recreational facility from an affiliate of AHS, under an operating lease. The Partnership receives 90% to 100% of available cash flow from operation of the private club and recreational facility as lease income and management fees. The lease expires in 2052 and may be terminated by the Partnership earlier with the consent of the existing mortgage lender. The Partnership received lease income and management fees of $330,000, $328,000, and $338,000 pursuant to these arrangements in 1994, 1993, and 1992, respectively.

     Subject to the terms of the lease agreement, an affiliate of the Partnership has an option to purchase 50 undeveloped acres from the private club for $10. The option is only exercisable if all the permits and consents from state and local authorities permit continued operation of the club after conveyance of the 50 acres to the affiliate. The affiliate pays a pro-rata share of the property taxes on the private club. The private club is located on a tract of land consisting of approximately 80 acres.

                           AIRCOA HOTEL PARTNERS, L.P.
                      AND SUBSIDIARY OPERATING PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1994 and 1993


(6)  RELATED PARTY TRANSACTIONS AND COMMITMENTS (CONTINUED)

     The following amounts resulting from transactions with affiliates are included in the accompanying consolidated balance sheets (in thousands):


                                                    December 31
                                                --------------------
                                                 1994         1993
                                                -------      -------
        Fees and costs, included in property
           and equipment, net                   $ 1,028      $ 1,088
                                                -------      -------
                                                -------      -------

     The following amounts resulting from transactions with affiliates are included in the accompanying consolidated statements of operations (in thousands):


                                             1994      1993      1992
                                            ------    ------    ------
     Partnership administration fees        $  222    $  186    $  224
                                            ------    ------    ------
                                            ------    ------    ------
     Management fees                        $1,835    $1,788    $1,705
                                            ------    ------    ------
                                            ------    ------    ------
     Allocated insurance expense            $1,505    $1,502    $1,388
                                            ------    ------    ------
                                            ------    ------    ------
     Allocated data processing costs        $   45    $   45    $   43
                                            ------    ------    ------
                                            ------    ------    ------
     Interest expense                       $  720    $  720    $  720
                                            ------    ------    ------
                                            ------    ------    ------
     License fees                           $  132    $  114    $    9
                                            ------    ------    ------
                                            ------    ------    ------

     In December 1992, the Partnership issued 850,000 Class A Units to affiliates of AHS for cash proceeds of $935,000 of which $55,000 was collected in January 1993.

(7)  COMMITMENTS AND CONTINGENCIES

     Under terms of the Clarion and ITT Sheraton franchises and the Regal Hotel license agreements, the Partnership is committed to make annual payments for franchise and licensing fees and reservation services. The Clarion and ITT Sheraton license agreements expire 2012. The Regal license agreement renews automatically for one-year periods. The amounts due under the agreements were $1,809,000, $1,497,000 and $1,321,000 for 1994,
     1993 and 1992, respectively. In accordance with an agreement with ITT Sheraton, franchise fees for Sheraton Inn - Buffalo Airport and Sheraton Lakeside Inn were deferred through December 31, 1993. The deferred franchise fees are payable in monthly installments of approximately $74,000, beginning in January 1994. Deferred franchise fees were $438,000 and $1,326,000 at December 31, 1994 and 1993, respectively.

     Three of the hotel properties are subject to noncancelable operating land leases which expire between 2000 and 2033. The leases generally require annual rental payments of a fixed amount, ranging from $10,000 to $90,000, plus a contingent amount based upon a percentage of specified room revenue, food and beverage revenue, or gross revenue, as defined, ranging from 1% to 8%. The accompanying consolidated statements of operations include land rent expense of $803,000, $762,000, and $687,000 for 1994,
     1993, and 1992, respectively.

                           AIRCOA HOTEL PARTNERS, L.P.
                      AND SUBSIDIARY OPERATING PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1994 and 1993


(7)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Class A Units issuable upon conversion of notes payable and upon conversion of the Class B Units, and the Class A Units issued or issuable pursuant to the general partner's obligations regarding cash distributions have certain demand registration rights.

     The Partnership is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the consolidated financial statements of the Partnership.

(8)  FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of 1994, the Partnership recorded an adjustment for accrued vacation in the amount of $150,000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         THE GENERAL PARTNER

         AHS is the General Partner of the Partnership and of each of the Operating Partnerships. From its formation in 1968 until November 1993, AHS was engaged in the management of hotel and resort properties. Richfield assumed the management contracts for the properties effective November 1993 as a part of the integration by Richfield of its hotel management subsidiaries, including AHS.

         DIRECTORS AND EXECUTIVE OFFICERS OF AHS

         The directors and executive officers of AHS are listed below. The Advisory Committee of AHP consists of one member of the AHS Board of Directors, Anthony Williams, a member of the Advisory Board of Richfield Holdings, Inc. ("Holdings"), William Arthur and a new member, Frank Hughes, who does not serve in any other capacity with Richfield or its affiliates. Mr. Hughes replaces one of the Advisory Committee members, John Armstrong, who resigned his position on the committee on October 11, 1994 for health reasons. The functions of the AHP Advisory Committee include, among other things, review of the policies and practices of the Partnership and AHS regarding various matters as to which potential conflicts of interest may arise and review of certain acquisitions and dispositions of hotel properties by AHP. The officers of AHS devote such time and effort as is necessary for AHS to perform its duties as General Partner of the Partnership. Each of the directors of AHS are elected to a one-year term at the annual meeting of the shareholder of AHS.

         IDENTIFICATION OF DIRECTORS

         Name and Year First            Principal Occupation
         Became a Director       Age    During the Past Five Years
         -----------------       ---    --------------------------

         Peter T.K. Yu, 1989     46     Peter T.K. Yu has served as Chairman of
                                        AHS since May 1991 and as President/CEO
                                        from May 1991 to April 1994.  He also
                                        served as Senior Executive Vice
                                        President of Holdings from February 1989 to January 1991 and served as President/CEO of Holdings from January
                                        1991 to February 1995.  He serves as a
                                        Director for Regal Hotels International
                                        Holdings Limited, a Bermuda corporation
                                        listed in Hong Kong engaged in property
                                        development, and hotel ownership and
                                        management.

         Carol K. Werner, 1989   40     Carol K. Werner has been General Counsel
                                        and Secretary of AHS since February 1989 and served as Executive Vice President since August 1989. She also served as Executive Vice President and Secretary of Holdings and certain affiliates since
                                        1989.  Ms. Werner was formerly an
                                        associate with Coudert Brothers, an
                                        international law firm, posted in Hong
                                        Kong, Tokyo and New York.  Ms. Werner
                                        has resigned as General Counsel,
                                        Executive Vice President and Secretary
                                        effective March 31, 1995. She will
                                        continue to serve as a Director.

         Anthony Williams, 1989  49     Anthony Williams is the Chairman of the
                                        executive committee of Coudert Brothers, an international law firm, and has been a partner since 1981.



                                      III-1

         Paul J. Sistare, 1994   40     Paul J. Sistare has served as a Director
                                        since October 1994 and as President/CEO
                                        since April 1994.  He previously served
                                        as Executive Vice President from
                                        September 1992.  Mr. Sistare served as
                                        Executive Vice President of Holdings
                                        from September 1992 to February 1995
                                        when he was elected President/CEO.  He
                                        was elected Director of Holdings in
                                        February 1993.  Mr. Sistare joined Forte
                                        Hotels International in 1983 and served
                                        as Senior Vice President from 1989 to
                                        1992.

         IDENTIFICATION OF EXECUTIVE OFFICERS

         The following is a list of executive officers of AHS not including those officers already listed above as directors. All officers are elected for an indefinite term, serving at the discretion of the Board of Directors.

                                        Positions Held
         Name                    Age    During the Past Five Years
         ----                    ---    --------------------------

         Douglas M. Pasquale     40     Douglas M. Pasquale has served as
                                        Executive Vice President since August
                                        1992 and was appointed Chief Financial
                                        Officer in August 1994.  Mr. Pasquale
                                        joined AHS in 1986 as Vice President of
                                        Investor Services. Mr. Pasquale did not serve as an officer of AHS from August
                                        1989 to August 1992, but continued to
                                        serve as Vice President of Holdings
                                        during this time period.  Mr. Pasquale
                                        became a Director of Holdings in
                                        February 1993.

         There are no family relationships between any of the directors or the executive officers of AHS. Coudert Brothers, an international law firm of which Anthony Williams is a partner, has provided legal services for the Partnership and affiliates since the beginning of 1989.

ITEM 11. PAYMENTS AND COMPENSATION TO GENERAL PARTNER AND AFFILIATES

         As set out in the Partnership's agreement of limited partnership, various fees are payable to AHS, as General Partner, for services rendered to the Partnership. These fees include Partnership administration fees equal to .25% of the appraised value of the Properties determined as of December 31st of each year; acquisition fees equal to 1% of the purchase price of any additional hotel property purchased by the Partnership; mortgage or refinancing fees equal to 1% of the loan amount; and reasonable brokerage fees with respect to the sale of a Partnership property to a third party. Affiliates of AHS receive property management service fees, data processing and risk management fees pursuant to the hotel management agreements with the Operating Partnerships. The Properties may also reimburse AHS and its affiliates for certain costs paid by AHS and its affiliates on behalf of the Operating Partnerships including payroll, professional fees and certain out-of-pocket expenses. For a detailed description of amounts paid or owed to AHS and its affiliates by the Partnership or the Operating Partnerships for various services performed by AHS and its affiliates during 1994, see Item 8, Financial Statements and Supplementary Data. The McCormick Ranch property has also entered into a license agreement with Holdings for use of the Regal name. For a detailed description of amounts paid or owed to Holdings, see Item 8, Financial Statements and Supplementary Data.



                                      III-2

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The following table sets forth information as of March 6, 1995 with respect to persons who are known to the Partnership (based on statements filed with the Securities and Exchange Commission pursuant to section 13(d) or 13(g) of the Securities Act of 1934) to be the beneficial owner of more than five percent of any class of the Partnership's voting securities.


                              Name and address of                  Amount and nature of        Percent
         Title of Class       beneficial owner                     beneficial ownership        of Class
         Class A Units        Century City International              3,794,646  (1)            71.0%
                                Holdings Limited                      Indirect
                                Paliburg Plaza                        Ownership
                                68 Ye Woo Street
                                Hong Kong

         Class A Units        Regal Hotel Management, Inc.            1,825,065  (1)            34.2%
                                5775 DTC Boulevard                      Direct
                                Suite 300                               Ownership
                                Englewood, Colorado  80111

         Class A Units        Gateway Hotel Holdings, Inc.              769,041  (1)            14.4%
                                5775 DTC Boulevard                      Direct
                                Suite 300                               Ownership
                                Englewood, Colorado  80111

         Class A Units        AIRCOA Equity Interests, Inc.             650,000  (1)            12.2%
                                5775 DTC Boulevard                      Direct
                                Suite 300                               Ownership
                                Englewood, Colorado  80111

         Class A Units        Richfield Holdings, Inc.                  546,740  (1)(2)         10.2%
                                5775 DTC Boulevard                      Direct
                                Suite 300                               Ownership
                                Englewood, Colorado  80111

         Class A Units        Investing Group:                          276,000  (3)            5.18%
                                                                        Direct Ownership
                                Hatfield Family Trust, UA
                                RR1, Box 162
                                Ridgeland, South Carolina  29936
                                (101,000 shares    1.89%)

                                J. Mark Grosvenor
                                3145 Sports Arena Boulevard
                                San Diego, California  92110
                                (79,400 shares     1.49%)

                                Gardner-Smith Living Trust, UA
                                7825 Fay Avenue, Suite 250
                                La Jolla, California  92037
                                (43,200 shares     0.81%)

                                Highmark International
                                1700 Lincoln Street, Suite 1725
                                Denver, Colorado  80203
                                (32,200 shares     0.60%)



                                      III-3


                                Don W. Cockroft
                                P. O. Box 770577
                                Memphis, Tennessee  38177
                                (10,500 shares     0.20%)

                                Michael McNulty
                                8235 Douglas Avenue, Suite 1300
                                Dallas, Texas  75225
                                (10,000 shares     0.19%)


         Class B Units        Century City International                950,000  (4)(5)        100.0%
                                Holdings Limited                        Indirect
                                                                        Ownership

         (1) Each of Richfield Holdings, Inc. ("Holdings"), AIRCOA Equity Interests, Inc. ("AEI"), Regal Hotel Management, Inc. ("RHM") and Gateway Hotel Holdings, Inc. ("Gateway") share voting and investment power with Century City International Holdings Limited ("Century City").
         (2) Holdings has direct ownership of 546,740 Class A Units, an indirect ownership of 650,000 Class A Units through AEI, an indirect ownership of 3,800 Class A Units through Richfield Hospitality Services, Inc. , for a total indirect ownership of 1,200,540, which represent 22.5% of the Class A Units.
         (3) Individuals or trusts listed have jointly filed a Schedule 13-D indicating that they are acting as a group. Ownership information is based on Amendment No. 1 to the Schedule 13-D filed February 6, 1995.
         (4) Class B Units are not tradeable securities however, they are convertible into Class A Units under certain conditions as set forth in the limited partnership agreement of the Partnership. No conversion rights have been exercisable since the Partnership's inception through the date hereof.
         (5) Holdings directly owns 200,000 Class B Units. RHM directly owns 688,746 Class B Units of the Partnership. Buffalo Hotel Investors, Ltd., an affiliate, directly owns 61,254 Class B Units.

         In addition to its direct interest in the Partnership's voting securities, Holdings indirectly owns 100% of the outstanding common shares of AHS. In February, 1989 Novolane, B.V., a Netherlands company ("Novolane") and Kingsfield Investment B.V., a Netherlands company ("Kingsfield") together acquired 51% of the voting securities of Holdings. Kingsfield sold the 5% interest it held in Holdings to an unaffiliated party during 1990. Novolane currently owns 49.77% of Holdings outstanding voting securities and 100% of the voting securities of RHM. In December 1994, Regal International Limited purchased 45.58% of Holdings outstanding voting securities from an unaffiliated entity. Century City, a Bermuda company, indirectly controls Novolane, Gateway and Regal International Limited. More than 60% of the voting stock of Century City is beneficially owned by Mr. Lo Yuk Sui, a citizen of Hong Kong.

     (b) Security Ownership of Management

         As of March 6, 1995, no officers or directors of AHS have beneficial ownership of the equity securities of the Partnership or AHS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transaction with Management and Others - See (b)

     (b) Certain Business Relationships

         The Partnership is provided services by, and engages in certain other transactions with AHS, its general partner, and other affiliates. See
         Item 11, Payments and Compensation to the General Partner and Affiliates and Item 8, Financial Statements and Supplementary Data.

     (c) Indebtedness of management - (see (b)).



                                      III-4

                                     PART IV


                                                                            Page
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K Number
                                                                          ------

(a) (1)  Financial Statements - Included in Part II of this Report:

         Independent Auditors' Report                                      II-9

         Consolidated Balance Sheets, December 31, 1994 and 1993          II-10

         Consolidated Statements of Operations                            II-12
           Years Ended December 31, 1994, 1993, and 1992

         Consolidated Statements of Partners' Capital                     II-13
           Years Ended December 31, 1994, 1993, and 1992

         Consolidated Statements of Cash Flows                            II-14
           Years Ended December 31, 1994, 1993, and 1992

         Notes to Consolidated Financial Statements, December 31,
          1994 and 1993                                                   II-16

(a) (2)  Financial Statement Schedules

         The financial statement schedules are omitted as they are either not required or are not applicable or the required information is included in the financial statements or notes thereto.

(a) (3)  Exhibits

3.1 Agreement of Limited Partnership of the Partnership, as amended and restated, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 3.1, declared effective by the Securities and Exchange Commission on July 23, 1987.

3.3 Certificate of Limited Partnership for the Partnership, as amended, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 3.3, declared effective by the Securities and Exchange Commission on July 23, 1987.

3.4 Agreement of Limited Partnership for the Operating Partnerships, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 3.4, declared effective by the Securities and Exchange Commission on July 23, 1987.

3.5 Certificate of Limited Partnership for the Operating Partnerships, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 3.5, declared effective by the Securities and Exchange Commission on July 23, 1987.

4.1 Form of Deposit Agreement, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 4.1, declared effective by the Securities and Exchange Commission on July 23, 1987.

4.2 Form of Depositary Receipt, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 4.2, declared effective by the Securities and Exchange Commission on July 23, 1987.

4.3 The form of Transfer Application, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 4.3, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.1 Hotel Contribution Agreement for Sheraton Buffalo, dated December 30, 1986, between the Partnership, Buffalo Inn Associates, a Colorado general partnership, Newpart, and ABI, Ltd., a Colorado limited partnership ("ABI"), as amended, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.1, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.2 Assignment, Assumption and Indemnification Agreement for Sheraton Buffalo, dated December 31, 1986, between Buffalo Inn Associates, Newpart, ABI and the Partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.2, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.3 Assignment and Assumption Agreement between Sheraton Buffalo, dated February 20, 1987, between the Partnership and Buffalo Operating Partnership, L.P., a Delaware limited partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418,
         Exhibit 10.3, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.4 Hotel Contribution Agreement for Sheraton University Center ("Sheraton University"), dated December 30, 1986, between the Partnership, Durham Joint Venture, a Florida joint venture ("Durham JV"), and Newpart, as amended, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.4, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.5 Assignment, Assumption and Indemnification Agreement for Sheraton University, dated December 31, 1986, between Durham JV and the Partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.5, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.6 Assignment and Assumption Agreement for Sheraton University, dated February 20, 1987, between the Partnership and Durham Operating Partnership, L.P., a Delaware limited partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418,
         Exhibit 10.6, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.7 Hotel Contribution Agreement for Fourwinds, Aurora Inn, Clarion McCormick, Sheraton Lakeside, dated December 30, 1986, between the Partnership and Newpart and Amendment thereto dated effective December 30, 1986, between the same parties relating to The Pine Lake Trout Club ("Pine Lake"), as amended, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.7, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.8 Assignment, Assumption and Indemnification Agreement for Fourwinds, dated December 31, 1986, between Newpart and the Partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.8, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.9 Assignment and Assumption Agreement for Fourwinds, dated February 20, 1987, between the Partnership and Fourwinds Operating Partnership, L.P., a Delaware limited partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.9, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.10 Assignment, Assumption and Indemnification Agreement for Aurora Inn, dated December 31, 1986, between Newpart and the Partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.10, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.11 Assignment and Assumption Agreement for Aurora Inn, dated February 20, 1987, between the Partnership and Aurora Inn Operating Partnership, L.P., a Delaware limited partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.11, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.12 Assignment, Assumption and Indemnification Agreement for Clarion McCormick, dated December 31, 1986, between Newpart and the Partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.12, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.13 Assignment and Assumption Agreement for Clarion McCormick, dated February 20, 1987, between the Partnership and McCormick Ranch Operating Partnership, L.P., a Delaware limited partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.13, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.14 Assignment, Assumption and Indemnification Agreement for Sheraton Lakeside, dated December 31, 1986, between Newpart and the Partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.14, declared effective by the Securities and Exchange commission on July 23, 1987.

10.15 Agreement for the Purchase and Sale of Partnership Interest for Sheraton Lakeside, dated as of January 1, 1987, between Lakeside Inns Limited, a British Virgin Islands corporation, and Newpart; as amended, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.15, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.16 Partnership Interest Purchase Agreement and Consent and Waiver for Sheraton Lakeside, dated December 30, 1986, between Newpart and the Orlando S.L. Ltd., an Ohio limited partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418,
         Exhibit 10.16, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.17 Confirmatory Assignment of Agreement for the Purchase and Sale of Partnership Interest for Sheraton Lakeside, dated as of February 20, 1987, between Newpart and the Partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418,
         Exhibit 10.17, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.18 Assignment for Sheraton Lakeside, dated February 20, 1987, by Orlando Lakeside Associates Limited, a Florida limited partnership, to the Partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.18, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.19 Assignment and Assumption Agreement for Sheraton Lakeside, dated February 20, 1987, between the Partnership and Lakeside Operating Partnership, L.P., a Delaware limited partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418,
         Exhibit 10.19, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.20 Assignment, Assumption and Indemnification Agreement for Pine Lake, executed on January 31, 1987, to be effective as of December 31, 1986, between Newpart and the Partnership, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.20, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.21 Assignment and Assumption Agreement for Pine Lake, dated February 20, 1987, between the Partnership and Aurora Inn Operating Partnership, L.P., incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.21, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.22 Option to Purchase, dated as of February 20, 1987, between the Partnership and Newpart, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.22a, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.22a Lease, dated as of February 20, 1987, between the Partnership and MHM, Inc., a Delaware corporation d/b/a Motor Hotel Management, Inc., incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.22b, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.22b Agency Agreement, dated as of February 20, 1987, between the Partnership and MHM, Inc., incorporated herein by reference to Exhibit 10.22b filed with the Registrant's annual report on Form 10-K filed with the Commission on March 31, 1989.

10.23 Form of Management Agreement between the Partnership and the General Partner, as assigned to the Operating Partnerships, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418,
         Exhibit 10.26, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.23a Assignment and Assumption of Management Agreement for Aurora Inn Operating Partnership, L.P. to Richfield Hotel Management, Inc. dated November 5, 1993, incorporated herein by reference to Exhibit 10.23a filed with the Registrant's Annual Report on Form 10-K filed with the commission on April 8, 1994.

10.23b Assignment and Assumption of Management Agreement for Buffalo Operating Partnership, L.P. to Richfield Hotel Management, Inc. dated November 5, 1993, incorporated herein by reference to Exhibit 10.23b filed with the Registrant's Annual Report on Form 10-K filed with the commission on April 8, 1994.

10.23c Assignment and Assumption of Management Agreement for Durham Operating Partnership, L.P. to Richfield Hotel Management, Inc. dated November 5, 1993, incorporated herein by reference to Exhibit 10.23c filed with the Registrant's Annual Report on Form 10-K filed with the commission on April 8, 1994.

10.23d Assignment and Assumption of Management Agreement for Fourwinds Operating Partnership, L.P. to Richfield Hotel Management, Inc. dated November 5, 1993, incorporated herein by reference to Exhibit 10.23d filed with the Registrant's Annual Report on Form 10-K filed with the commission on April 8, 1994.

10.23e Assignment and Assumption of Management Agreement for Lakeside Operating Partnership, L.P. to Richfield Hotel Management, Inc. dated November 5, 1993, incorporated herein by reference to Exhibit 10.23e filed with the Registrant's Annual Report on Form 10-K filed with the commission on April 8, 1994.

10.23f Assignment and Assumption of Management Agreement for McCormick Ranch Operating Partnership, L.P. to Richfield Hotel Management, Inc. dated November 5, 1993, incorporated herein by reference to Exhibit 10.23f filed with the Registrant's Annual Report on Form 10-K filed with the commission on April 8, 1994.

10.24 Clarion License Agreement between the Clarion Hotel Corporation, a Colorado corporation, and the Partnership, as assigned to the Clarion Operating Partnerships, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.27, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.24a Assignment and Consent to Assignment dated as of February 28, 1987, between The Clarion Hotel Corporation, a Colorado corporation, the Partnership, and Clarion Hotels and Resorts, a Maryland joint venture, assigning the Clarion License Agreement previously filed as Exhibit 10.27, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.27a, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.24b Amendment between Clarion Hotels and Resorts, a Maryland joint venture and Fourwinds Operating Partnership L.P., a Delaware limited partnership dated August 3, 1989 amending certain provisions of the License Agreement incorporated herein by reference to Exhibit 10.24b filed with the Registrant's Annual Report on Form 10-K filed with the Commission on March 31, 1990.

10.25 Sheraton Lakeside License Agreement dated May 14, 1992, incorporated herein by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K filed with the commission on April 8, 1994.

10.25a Sheraton Lakeside Amendment of License Agreement and License Fee Deferral Agreement dated November 5, 1993, incorporated herein by reference to Exhibit 10.25a filed with the Registrant's Annual Report on Form 10-K filed with the commission on April 8, 1994.

10.25b Sheraton Buffalo License Agreement dated November 2, 1991, incorporated herein by reference to Exhibit 10.25b filed with the Registrant's Annual Report on Form 10-K filed with the commission on April 8, 1994.

10.25c Sheraton Buffalo Amendment of License Agreement and License Fee Deferral Agreement dated November 5, 1993, incorporated herein by reference to Exhibit 10.25c filed with the Registrant's Annual Report on Form 10-K filed with the commission on April 8, 1994.

10.25d Sheraton University License Agreement, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.28c, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.25e Regal McCormick License Agreement dated December 16, 1991, incorporated herein by reference to Exhibit 10.25c filed with the Registrant's Annual Report on Form 10-K filed with the Commission on April 14, 1992.

10.29 Loan Agreement, dated February 20, 1987, between Bankers Trust Company, a New York banking corporation ("Bankers"), Cassa D. Risparmio Di Torino, New York Branch, a federally licensed branch of a Republic of Italy bank ("Cassa"), as Lenders, Bankers, as Agent, and the Partnership, as Borrower, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.29, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.29a First Amendment dated July 21, 1987, between the Partnership, as Borrower, Bankers and Cassa, as Lenders, and the Operating Partnerships named therein, amending certain provisions of the Loan Agreement previously filed as Exhibit 10.29, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.29a, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.29b Second Amendment between the Partnership, Bankers and Cassa amending certain provisions of the Loan Agreement, incorporated herein by reference to Exhibit 10.29b filed with the Registrant's Annual Report on Form 10-K filed with the Commission on March 29, 1988.

10.29c Third Amendment between the Partnership, Bankers and Cassa amending certain provisions of the Loan Agreement incorporated herein by reference to Exhibit 10.29b filed with the Registrant's Annual Report on Form 10-K filed with the Commission on March 31, 1989.

10.29d Fourth Amendment dated September 22, 1989, between the Partnership, Bankers and Cassa amending certain provisions of the Loan Agreement incorporated herein by reference to Exhibit 10.24b filed with the Registrant's Annual Report on Form 10-K filed with the Commission on March 31, 1990.

10.29e Fifth Amendment dated January 31, 1992, between the Partnership, Bankers and Cassa amending certain provisions of the Loan Agreement, incorporated herein by reference to Exhibit 10.25c filed with the Registrant's Annual Report on Form 10-K filed with the Commission on April 14, 1992.

10.29f Sixth Amendment dated July 31, 1993, between the Partnership, Bankers and Cassa amending certain provisions of the Loan Agreement, incorporated herein by reference to Exhibit 10.29f filed with the Registrant's Annual Report on Form 10-K filed with the commission on April 8, 1994.

10.29g Seventh Amendment dated July 30, 1994, between the Partnership, Bankers and Cassa amending certain provisions of the Loan Agreement. (1)

10.30 Additional Mortgage Loan Documents, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.30, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.30a Promissory Note, dated February 20, 1987, by the Partnership as Maker, to Bankers as Payee, in the principal amount of $90,000,000 incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.30A, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.30b Security Agreement, dated February 20, 1987, between the Partnership and Bankers, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.30B, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.30c Mortgages, Deeds of Trust and Security Agreements for the Properties, each dated February 20, 1987, from the Partnership to or for the benefit of Bankers, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.30C, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.30d Collateral Assignments of Leases, Rents and Other Income from the Properties, each dated February 20, 1987, by the Partnership, as Borrower, to Bankers, as agent for itself and other lenders and as Lender, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.30D, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.31 Amended and Restated Loan Agreement between the Partnership and National City Bank, Indiana ("National City"), dated December 31, 1992, for $2,990,000 incorporated herein by reference to Exhibit 10.31 filed with the Registrant's Annual Report on Form 10-K filed with the Commission on April 15, 1993.

10.31a Waiver and First Amendment to Amended and Restated Loan Agreement between the Partnership and National City dated November 9, 1993, incorporated herein by reference to Exhibit 10.31a filed with the Registrant's Annual Report on Form 10-K filed with the commission on April 8, 1994.

10.31b Second Amendment to Amended and Restated Loan Agreement dated July 30, 1994. (1)

10.31c Renewal Promissory Note dated December 31, 1992, by AHP as Maker, to National City as Payee, in the principal amount of $2,990,000 incorporated herein by reference to Exhibit 10.31a filed with the Registrant's Annual Report on Form 10-K filed with the Commission on April 15, 1993.

10.31d Second renewal Promissory Note dated July 30, 1994, by AHP as Maker, to National City as Payee, in principal amount of $2,065,000. (1)


10.32 Fourwinds Ground Lease, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.36a, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.32a Clarion McCormick Ground Lease, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.36b, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.32b Sheraton Buffalo Ground Lease, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.36d, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.34c Amendment No. 4 to Sheraton Buffalo Ground Lease dated June 28, 1988 incorporated herein by reference to Exhibit 10.34d filed with the Registrant's Annual Report on Form 10-K filed with the Commission on March 31, 1989.

10.34d Fourwinds Amended and Restated Indenture of Ground Lease dated May 20, 1991, incorporated herein by reference to Exhibit 10.25c filed with the Registrant's Annual Report on Form 10-K filed with the Commission on April 14, 1992.

10.33 Other material contracts, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.37, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.34 Management Contract for Clarion McCormick, dated as of October 23, 1982, between ARI, Inc., an Ohio corporation and the Board of Directors of the Council of Co-owners of the Shores, as amended, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.37h, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.35 Letter Agreement for Aurora Inn, dated December 23, 1986, between Aurora Inn Co., an Ohio limited partnership and Aurora Inn Operating Partnership, L.P., incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.37l, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.35a Sublease and License Agreement for Sheraton Buffalo, dated as of December 31, 1986 between the Partnership, Buffalo Inn Associates, a Colorado general partnership ("BIA"), and AEI, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418,
         Exhibit 10.37m, declared effective by the Securities and Exchange Commission on January 23, 1987.

10.35b Sublease and License Agreement for Sheraton Buffalo, dated February 20, 1987, between Buffalo Operating Partnership, L.P., BIA and AEI, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.37n, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.36 Promissory Note, dated January 25, 1990, by AHP, as Maker, to RAC as Payee, in the principal amount of $550,000 incorporated herein by reference to Exhibit 10.40 filed with the Registrant's Annual Report on Form 10-K filed with the Commission on April 26, 1991.

10.37 Subscription Agreement dated November 19, 1990 incorporated herein by reference to Exhibit 10.41 filed with the Registrant's Annual Report on Form 10-K filed with the Commission on April 26, 1991.

10.38 Subscription Agreement dated December 11, 1992 incorporated herein by reference to Exhibit 10.38 filed with the Registrant's Annual Report on Form 10-K filed with the Commission on April 15, 1993.

10.39 Commitment Letter dated April 3, 1995 from The Hongkong and Shanghai Banking Corporation Limited for first mortgage loan and revolving credit line for AHP. (1)

22. The Partnership holds a 99% limited partner interest in each of the following Delaware limited partnerships: Aurora Inn Operating Partnership, L.P.; Buffalo Operating Limited Partnership, L.P.; Durham Operating Partnership, L.P.; Fourwinds Operating Partnership, L.P.; Lakeside Operating Partnership, L.P.; and McCormick Ranch Operating Partnership, L.P.

27.      Financial Data Schedule  (1)

28.1 Certificate of Incorporation of AIRCOA Hospitality Services, Inc. (formerly Associated Inns & Restaurants Company of America), as amended, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 28.1, declared effective by the Securities and Exchange Commission on July 23, 1987.

28.2 By-laws of AIRCOA Hospitality Services, Inc. (formerly Associated Inns & Restaurants Company of America), as amended, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418,
         Exhibit 28.2, declared effective by the Securities and Exchange Commission on July 23, 1987.

28.3 Appraisal of Fourwinds, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 28.3, declared effective by the Securities and Exchange Commission on July 23, 1987.

28.4 Appraisal of Sheraton University, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 28.4, declared effective by the Securities and Exchange Commission on July 23, 1987.

28.6 Appraisal of Sheraton Lakeside, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 28.6, declared effective by the Securities and Exchange Commission on July 23, 1987.

28.7 Appraisal for Sheraton Buffalo, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 28.7, declared effective by the Securities and Exchange Commission on July 23, 1987.

(1)      Filed herewith

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                              By: AIRCOA HOTEL PARTNERS, L.P.
                                  a Delaware limited partnership


                              By: AIRCOA HOSPITALITY SERVICES, INC.
                                  its General Partner



                              By: /s/ Paul J. Sistare
                                  --------------------------------------------
                                      Paul J. Sistare Chief Executive Officer,
                                        President and Director
Dated:  April 13, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                    Title                              Date
- ----------------------     ---------------------                  --------------




/s/ Paul J. Sistare
- -----------------------
Paul J. Sistare            Chief Executive Officer,               April 13, 1995
                            President and Director
                            (Principal Executive Officer)
                            of AIRCOA Hospitality Services, Inc.

/s/ Douglas M. Pasquale
- -----------------------
Douglas M. Pasquale        Executive Vice President               April 13, 1995
                            and Chief Financial Officer
                            (Principal Financial Officer)
                            (Principal Accounting Officer)
                            of AIRCOA Hospitality Services, Inc.

/s/ Carol K. Werner
- -----------------------
Carol K. Werner            Director                               April 13, 1995
                            of AIRCOA Hospitality Services, Inc.


/s/ Anthony Williams
- -----------------------
Anthony Williams           Director                               April 13, 1995
                            of AIRCOA Hospitality Services, Inc.