Form 10-Q
period 1995-03-31
AIRCOA HOTEL PARTNERS L P
filed 1995-05-15
CIK 812591

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995

                                       OR

[   ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from     _______   to   ______

Commission File Number 1-9563

                           AIRCOA HOTEL PARTNERS, L.P.

             (Exact name of registrant as specified in its charter)

Delaware                                                             84-1042607

(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              identification No.)

                               5775 DTC Boulevard
                                    Suite 300
                           Englewood, Colorado  80111

               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (303) 220-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No
        -----    -----

There were 5,340,214 Units outstanding of the Registrant's Class A Units, as of May 9, 1995.

- --------------------------------------------------------------------------------

                           AIRCOA HOTEL PARTNERS, L.P.

                                      INDEX


                                                                          Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                    March 31, 1995 (Unaudited) and
                    December 31, 1994                                      2 - 3

                 Consolidated Statements of Operations
                    Three Months Ended March 31, 1995
                    and 1994 (Unaudited)                                       4

                 Consolidated Statement of Partners' Capital
                    Three Months Ended March 31, 1995
                    (Unaudited)                                                5

                 Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 1995 and 1994
                    (Unaudited)                                                6

                 Notes to Consolidated Financial
                    Statements (Unaudited)                                 7 - 9

         Item 2. Management's Discussion and Analysis of                 10 - 12
                    Financial Condition and Results of Operations


PART II. OTHER INFORMATION AND SIGNATURES                                12 - 13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AIRCOA HOTEL PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)


Assets                                                  March 31,  December 31,
- ------                                                    1995         1994
                                                       ----------  ------------
Current assets:
  Cash and cash equivalents                            $    1,046   $    1,261
  Accounts receivable:
    Trade                                                   2,221        2,555
    Affiliates                                                  -           43
  Inventory                                                   426          401
  Prepaid expenses                                            587          498
                                                       ----------   ----------

      Total current assets                                  4,280        4,758
                                                       ----------   ----------


Property and equipment, at cost:
  Land and leasehold improvements                           8,768        8,767
  Buildings and leasehold improvements                     70,109       70,109
  Furniture, fixtures and equipment                        16,336       16,304
  Construction in progress                                    431          407
                                                       ----------   ----------
                                                           95,644       95,587
Less accumulated depreciation and amortization            (28,247)     (27,234)
                                                       ----------   ----------

      Net property and equipment                           67,397       68,353
                                                       ----------   ----------


Other assets, including debt issue costs, net of
  accumulated amortization of $304 in 1995 and
    $212 in 1994                                             338           431
                                                       ---------    ----------

                                                       $  72,015    $   73,542
                                                       ---------    ----------
                                                       ---------    ----------


                                   (continued)
            See accompanying notes to consolidated financial statements.

                           AIRCOA HOTEL PARTNERS, L.P.

                                   (Unaudited)

                                 (In Thousands)



Liabilities and Partners' Capital             March 31, 1995  December 31, 1994
- ---------------------------------             --------------  -----------------
Current liabilities:
 Current installments of long-term debt         $   1,450         $   2,185
 Trade accounts payable                             2,039             1,634
 Payables to affiliates:
   Trade accounts                                     480               444
    Interest                                        2,280             2,100
 Accrued liabilities:
  Payroll                                             193               327
  Taxes, other than income taxes                      764               982
  Other                                             2,162             2,450
 Deferred revenue and advance deposits              1,621             1,814
                                                ---------         ---------

     Total current liabilities                     10,989            11,936

Long-term debt, excluding current installments     40,090            40,180

Notes payable to affiliates                         6,000             6,000

Accrued administration and management fees
 payable to affiliate                                 253               253
                                                ---------         ---------

     Total liabilities                             57,332            58,369
                                                ---------         ---------

Partners' capital:
 General partner                                      363               376
 Limited partners:
  Class A Unitholders                              20,865            21,605
  Class B Unitholders (deficit)                    (6,545)           (6,808)
                                                ---------         ---------

     Total partners' capital                       14,683            15,173
                                                ---------         ---------

                                                $  72,015         $  73,542
                                                ---------         ---------
                                                ---------         ---------

            See accompanying notes to consolidated financial statements.

                           AIRCOA HOTEL PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                   (Unaudited)
                         (In Thousands Except Unit Data)


                                                  1995              1994
                                                --------          --------
Revenue:
 Rooms                                          $   6,508         $   6,679
 Food and beverage                                  2,635             2,814
  Other property operations                         1,751             1,707
                                                ---------         ---------
                                                   10,894            11,200
                                                ---------         ---------
Costs and operating expenses:
 Rooms                                              1,757             1,775
 Food and beverage                                  2,047             1,978
 Other property operations                            945               891
 Administrative and general                         1,150             1,144
 Marketing                                          1,058             1,107
 Energy                                               578               565
 Property maintenance                                 545               523
 Rent, taxes and insurance                            623               623
 Management fees                                      434               444
 Depreciation and amortization                      1,013               967
                                                ---------         ---------
                                                   10,150            10,017
                                                ---------         ---------

     Operating income                                 744             1,183

 Interest expense, including
  amortization of debt costs                        1,234             1,076
                                                ---------         ---------

  Net income  (loss)                            $    (490)        $     107
                                                ---------         ---------
                                                ---------         ---------

Net income (loss) per limited
 partnership Unit:
 Class A Unitholders:
  Net loss                                      $    (.14)        $   (.03)
                                                ---------         --------
                                                ---------         --------

 Class B Unitholders:
  Net income                                    $     .28         $    .31
                                                ---------         --------
                                                ---------         --------

Weighted average number of units outstanding:
 Class A                                        5,340,214        5,340,214
 Class B                                          950,000          950,000

           See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                        THREE MONTHS ENDED MARCH 31, 1995

                                   (Unaudited)
                        (In Thousands, Except Unit Data)


                                                          Limited Partners' Capital (Deficit)
                                               -----------------------------------------------------
                                                   Class A Unitholders         Class B Unitholders          Total
                              General              -------------------         -------------------        Partners'
                              Partner            Units           Capital      Units        Deficit         Capital
                              -------          ---------       -----------  ---------    -----------       -------
Balances at
  December 31, 1994           $   376          5,340,214           $21,605    950,000       $(6,808)       $ 15,173

Net income (loss)                 (13)                 -              (740)        -            263            (490)
                              -------          ---------          --------    -------       --------       --------

Balances at
  March 31, 1995              $   363          5,340,214           $20,865    950,000       $(6,545)       $ 14,683
                              -------          ---------           -------    -------       -------        --------
                              -------          ---------           -------    -------       -------        --------

           See accompanying notes to consolidated financial statements.

                           AIRCOA HOTEL PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (Unaudited)

                                 (In Thousands)


                                                       1995             1994
                                                    ----------      -----------
Cash flows from operating activities:
 Cash received from customers                       $   10,818      $   11,110
 Cash paid to suppliers and vendors                     (6,315)         (6,897)
 Cash paid to employees                                 (3,135)         (3,199)
 Interest paid                                            (963)           (789)
 Other cash receipts, net                                  262             300
                                                    ----------      ----------


    Net cash provided by operating activities              667             525
                                                    ----------      ----------

Cash flows from investing activities:
 Capital expenditures                                      (57)            (32)
                                                    ----------      ----------


Cash flows from financing activities:
 Principal payments on long-term debt                     (825)           (700)
                                                    ----------      ----------


    Decrease in cash and cash equivalents                 (215)           (207)

Cash and cash equivalents at beginning of period         1,261           2,916
                                                    ----------      ----------

Cash and cash equivalents at end of period          $    1,046      $    2,709
                                                    ----------      ----------
                                                    ----------      ----------

            See accompanying notes to consolidated financial statements.

                           AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     AIRCOA Hotel Partners, L.P., a Delaware limited partnership (the "Partnership") was organized in December 1986 to acquire, own and operate hotel and resort properties. The Partnership owns and operates six hotel and resort properties (the "Properties") through operating partnerships (the "Operating Partnerships") which were acquired in 1986.

     The Partnership holds a 99% limited partner interest in each of the six Operating Partnerships which hold title to the Properties and through which the Partnership conducts all of its operations. AHS, a wholly owned subsidiary of Richfield Hospitality Services, Inc. ("Richfield"), is also the 1% General Partner of each of the Operating Partnerships. Richfield operates the Properties for the Partnership under certain management agreements.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the period ended December 31, 1994. Operating results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

(2)  LONG-TERM DEBT AND NOTES PAYABLE TO AFFILIATES

     On April 4, 1995, the Partnership signed a commitment letter with a new lender to provide a $45,000,000 new first mortgage loan and a $1,000,000 revolving credit line. The proceeds of the $45,000,000 new first mortgage loan will be used to refinance, on a long-term basis, the Partnership's existing mortgage loan in the amount of $39,700,000 at March 31, 1995 and the note payable to bank of $1,840,000 at March 31, 1995 which are due July 31, 1995 and October 31, 1995, respectively, as well as provide funds for certain property renovations and the payment of a facility fee and closing costs. The commitment letter contains certain conditions precedent that the Partnership considers normal due diligence procedures typically conducted in connection with making such a loan. The Partnership believes that none of these conditions are significant contingencies in making the loan. As a result of this commitment, the Partnership's existing mortgage loan and note payable to bank have been classified as long-term at March 31, 1995. The Partnership expects the refinancing to be completed by June 1995.

     The refinancing terms outlined in the commitment letter include a variety of interest rate options for the loans. In addition, repayment of the first mortgage loan is based on a twenty year amortization with a balloon payment at the end of the fifth year. The revolving credit line will be renewable annually at the option of the lender.

                           AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                   (UNAUDITED)

(2)  LONG-TERM DEBT (CONTINUED)

     Based on the terms of the refinancing outlined in the commitment letter, the indebtedness pursuant to the Partnership's existing mortgage loan and note payable to bank are summarized as follows:


                                                March 31,        December 31,
                                                  1995               1994
                                                ---------         ---------
 Mortgage loan                                  $  39,700         $  40,450
 Note payable to bank                               1,840             1,915
                                                ---------         ---------
                                                   41,540            42,365
 Less current installments                          1,450             2,185
                                                ---------         ---------
 Long-term debt, excluding
  current installments                          $  40,090         $  40,180
                                                ---------         ---------
                                                ---------         ---------


     As outlined in the commitment letter, the new first mortgage loan and revolving credit line contain various covenants including minimum debt service ratios, restrictions on additional indebtedness, limitations on annual cash distributions to Class A Unitholders, limitations on the payment of principal on the affiliate notes payable, deferral of management fees payable to Richfield if minimum debt service ratios are not achieved, maintenance of a capital expenditure reserve account equal to 4% of gross revenue in 1995 and 5% thereafter, and a maximum loan-to-value ratio of 65% based on the aggregate appraised values of the Properties.
     The new first mortgage loan and revolving credit line are subject to certain limited guarantees of an affiliate of the Partnership. The new first mortgage loan also requires the Bank's approval of any dilution or significant decrease in the present ownership interests of affiliates of the General Partner in the Partnership.

     In accordance with the Partnership Agreement, the General Partner is entitled to receive a 1% financing fee in exchange for arranging the refinancing of the Partnership's indebtedness. Such fee is required to be reduced by the amount of the financing fee paid to the lender. In addition the Partnership expects to pay a fee at market to an affiliate for the limited guarantee of the new first mortgage, loan and the revolving credit line.

(3)  NOTES PAYABLE TO AFFILIATES

     The Partnership's affiliate notes payable of $6,000,000 were due January 1995. A condition of the commitment letter signed by the Partnership for the new first mortgage loan and revolving credit line also require the subordination of the affiliate notes payable principal balance. The affiliate has agreed to subordinate the new first mortgage loan and revolving credit line under the commitment letter. Accordingly, the affiliate notes payable principal balance is classified as long-term at March 31, 1995.

                           AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                   (UNAUDITED)

(4)  DISTRIBUTIONS AND RECEIVABLES

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

(5)  RELATED PARTY TRANSACTIONS

     The following amounts resulting from transactions with affiliates are included in the accompanying consolidated statements of operations (in thousands):


                                                     For the three
                                                 months ended March 31,
                                                -----------------------
                                                  1995           1994
                                                --------       --------
   Partnership administration fees              $     56       $     54
                                                --------       --------
                                                --------       --------
   Management fees                              $    434       $    444
                                                --------       --------
                                                --------       --------
   Allocated insurance expenses                 $    349       $    376
                                                --------       --------
                                                --------       --------
   Allocated data processing cost               $     13       $     12
                                                --------       --------
                                                --------       --------
   Interest expense                             $    180       $    180
                                                --------       --------
                                                --------       --------
   Lease income                                 $     41       $     70
                                                --------       --------
                                                --------       --------
   License fee                                  $     62       $     46
                                                --------       --------
                                                --------       --------


     The properties are obligated to reimburse an affiliate for payroll, professional fees, and certain out-of-pocket expenses incurred by the affiliate on their behalf. Affiliates are also paid purchasing and design fees in connection with renovations of the hotels and purchases of furnishings, equipment and supplies.

(6)  INCOME TAXES

     No current provision or benefit for income taxes is included in the accompanying consolidated financial statements since the taxable income or loss of the Partnership is included in the tax returns of the individual partners of the Partnership.

     The Partnership's only significant temporary difference is an excess of the tax basis over the book basis of the Partnership's hotels of $2,350,000 which gives rise to a net deferred tax asset of approximately $940,000.
     The Partnership has established a 100% valuation allowance on these net deferred tax assets.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Partnership revenue for the first three months of 1995 decreased $306,000 or 2.7% compared to the first three months of 1994. Average occupancy and daily room rates for the portfolio are summarized as follows:


                                         Three months
                                        ended March 31,
                                    -----------------------
                                      1995           1994
                                    --------       --------
 Average occupancy                    75.7%          75.3%

 Average daily room rates            $60.11         $61.95

 Number of rooms                      1,586          1,586


     The Partnership's properties produced lower revenue in the first three months of 1995 when compared to the first three months of 1994 primarily as a result of lower average daily room rates and decreased food and beverage revenue. Rooms revenue decreased in aggregate by $171,000 or 2.6% with the largest decreases occurring at Sheraton Lakeside and Sheraton Buffalo Airport. The leisure market at Sheraton Lakeside continues to be impacted by significant competitive pressures, resulting from an increase in room supply in the Orlando area. The reduction in rooms revenue at Sheraton Buffalo is due to a decrease in the Canadian leisure activity resulting from the declines in the value of the Canadian dollar.

     Food and beverage revenue for the first three months of 1995 decreased 6.4% or $179,000. The primary reason for the decrease is related to the increased competition from stand alone restaurants surrounding the Scottsdale Regal McCormick, the smaller percentage of the Canadian leisure market maintained at the Sheraton Buffalo and a decrease in banquet activity at both locations. Food and beverage expenses for the first quarter of 1995 increased 3.5% or $70,000 compared to the first quarter of 1994, primarily due to an unsuccessful promotional campaign to increase winter food and beverage sales at Bloomington Clarion Fourwinds.

     Operating income for the first three months of 1995 decreased $439,000 or 37% compared to the first three months of 1994 as operating costs increased 1.3% while revenues were down 2.7%.

     Interest expense increased $158,000 or 14.7% during the first quarter of 1995 as compared to 1994 as a result of the Eurodollar Rate plus 3% increasing from 6.7% to 9.3% on the existing mortgage loan. Due to the increase of the prime rate, the Partnership elected to convert to the LIBOR rate, taking advantage of the lower interest rate.

     Cash flow from operations differs from net income of the Partnership due to the effects of depreciation, amortization and accruals as reflected in the consolidated statements of cash flows. Net loss per Class A Unit and the net income per Class B Unit reflect allocations of the net income as required by the Partnership Agreement.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the first three months of 1995 was $667,000, an increase of $142,000 as compared with the same period in 1994. The increase is primarily attributable to the decrease in cash paid to suppliers and vendors which in turn reflects the increase in trade accounts payable during the quarter ended March 31, 1995. Cash used in investing activities increased $25,000 in the first three months of 1995 compared to the first three months of 1994. The increase reflects the completion of various renovation projects which were in process at December 31, 1994. Cash used in financing activities increased $125,000 in the first three months of 1995 compared to the first three months of 1994. The increase is attributable to paying on the principal of the existing debt.

     In addition to its operating obligations, the Partnership currently has a Minimum Annual Distribution requirement of $2.16 per Class A Unit. Based on the appraised value of the Properties at December 31, 1994, the cumulative unpaid Minimum Annual Distribution per Class A Unit exceeds the Partnership's net assets per Unit of approximately $6.00 by 50%. Cash distributions are prohibited under the existing mortgage loan except under circumstances which management considers unlikely to occur during the remaining term of that loan.

     On April 4, 1995 the Partnership signed a commitment letter with a new lender to provide a new $45,000,000 first mortgage loan and a $1,000,000 revolving credit line. The proceeds of the $45,000,000 first mortgage loan will be used to pay off the existing mortgage loan and the note payable to bank as well as provide funds for certain property renovations and the payment of a facility fee and closing costs. The Partnership expects to complete the refinancing by June 1995.

     The new financing provides long-term financing, more favorable interest rates and less restrictive loan covenants as compared to the existing mortgage loan. The new financing was obtained by the General Partner. Regal Hotels International Holdings Limited ("RHL") has agreed to provide a limited guarantee for the new first mortgage loan. The Partnership expects to pay a fee equal to 1/2% to RHL for the limited guarantee.

     The refinancing includes a variety of interest rate options, the most favorable of which is the Eurodollar Rate plus 2%. The existing mortgage loan rate is the Eurodollar Rate plus 3% (9.3% at March 31, 1995). Repayment of the new first mortgage loan is based on a twenty-year amortization with a balloon payment at the end of the fifth year while the revolving credit line is renewable annually at the option of the lender.

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

     The Partnership had indebtedness at March 31, 1995 of $47,540,000. Such indebtedness includes a mortgage loan payable of $39,700,000 due July 31, 1995, a note payable to bank of $1,840,000 due October 31, 1995 and affiliate notes payable of $6,000,000 which were due January 1995.

     The Partnership's affiliate notes payable of $6,000,000 were due January 1995. These affiliate notes payable have been subordinated to the existing mortgage loan and note payable to bank. A condition of the commitment letter signed by the Partnership for the new first mortgage loan and revolving credit line also requires the subordination of the principal balance of the affiliate notes payable. The affiliate has agreed to the subordination to the existing mortgage loan and the new first mortgage loan and revolving credit line under the commitment letter. Accordingly, the affiliate notes payable principal balance is classified as long-term at March 31, 1995.

     The market value of the Partnership's properties differs significantly from the historical cost of the properties as reflected in the Partnership's balance sheet at March 31, 1995. As indicated under Item 2 in the Partnership's 1994 Form 10-K, the aggregate appraised value of the hotel properties at December 31, 1994 was $86,490,000. The December 1994 appraised value may not be representative of the appraised value which will be obtained as of December 31, 1995 and is not necessarily indicative of the ability of the Partnership to consummate a sale of the properties or the actual sale price to be realized from the sale of the properties. However, the appraised value does represent the appraiser's opinion of the most probable price for which the hotel properties should sell in a competitive market.

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits
              (27)  Financial Data Schedule

          b)  Reports on Form 8-K
              None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AIRCOA HOTEL PARTNERS, L.P.


                             By:   AIRCOA Hospitality Services, Inc.,
                                   General Partner


Date:    May 12, 1995        By:   /s/ Douglas M. Pasquale
       --------------              ---------------------------------------------
                                        Douglas M. Pasquale
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)