Form 10-Q
period 1995-06-30
AIRCOA HOTEL PARTNERS L P
filed 1995-08-14
CIK 812591

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995

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

There were 5,340,214 Units outstanding of the Registrant's Class A Units, as of August 11, 1995.
-------------------------------------------------------------------------------

                           AIRCOA HOTEL PARTNERS, L.P.

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION:

     Item 1.   Financial Statements


               Consolidated Balance Sheets
                    June 30, 1995 (Unaudited) and
                    December 31, 1994                                      2 - 3

               Consolidated Statements of Operations
                    Three Months and Six Months Ended June 30, 1995
                    and 1994 (Unaudited)                                       4

               Consolidated Statement of Partners' Capital
                    Six Months Ended June 30, 1995
                    (Unaudited)                                                5

               Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1995 and 1994
                    (Unaudited)                                                6

               Notes to Consolidated Financial
                    Statements (Unaudited)                                 7 - 9

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        10 - 11


PART II.  OTHER INFORMATION AND SIGNATURES                               12 - 13

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                           AIRCOA HOTEL PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

Assets                                                             June 30, 1995   December 31, 1994
------                                                             -------------  ------------------
Current assets:
  Cash and cash equivalents                                             $  3,615            $  1,261
  Accounts receivable:
    Trade                                                                  2,289               2,555
    Affiliates                                                               ---                  43
  Inventory                                                                  442                 401
  Prepaid expenses                                                           348                 498
                                                                      ----------          ----------
     Total current assets                                                  6,694               4,758
                                                                      ----------          ----------

Property and equipment, at cost:
  Land and leasehold improvements                                          8,791               8,767
  Buildings and leasehold improvements                                    70,119              70,109
  Furniture, fixtures and equipment                                       16,328              16,304
  Construction in progress                                                   760                 407
                                                                      ----------          ----------
                                                                          95,998              95,587
Less accumulated depreciation and amortization                           (29,250)            (27,234)
                                                                      ----------          ----------
Net property and equipment                                                66,748              68,353
                                                                      ----------          ----------
Other assets, including debt issue costs, net of
  accumulated amortization of $123 in 1995 and
  $212 in 1994                                                             1,085                 431
                                                                      ----------          ----------
                                                                       $  74,527           $  73,542
                                                                      ----------          ----------
                                                                      ----------          ----------

                                   (Continued)
           See accompanying notes to consolidated financial statements
                                       -2-

                           AIRCOA HOTEL PARTNERS, L.P.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                                 (In Thousands)

Liabilities and Partners' Capital                                  June 30, 1995   December 31, 1994
---------------------------------                                  -------------   -----------------
Current liabilities:
  Current installments of long-term debt                               $   1,080            $  2,185
  Trade accounts payable                                                   1,505               1,634
  Payables to affiliates:
   Trade accounts                                                            478                 444
   Interest                                                                2,460               2,100
  Accrued liabilities:
   Payroll                                                                   104                 327
   Taxes, other than income taxes                                            778                 982
   Other                                                                   1,540               2,450
  Deferred revenue and advance deposits                                    1,342               1,814
                                                                      ----------          ----------

      Total current liabilities                                            9,287              11,936

Long-term debt, excluding current installments                            43,830              40,180

Notes payable to affiliates                                                6,000               6,000

Accrued administration and management fees
  payable to affiliate                                                       253                 253
                                                                      ----------          ----------

     Total liabilities                                                    59,370              58,369
                                                                      ----------          ----------

Partners' capital:
  General partner                                                            370                 376
  Limited partners:
    Class A Unitholders                                                   21,022              21,605
    Class B Unitholders (deficit)                                         (6,235)             (6,808)
                                                                      ----------          ----------

Total partners' capital                                                   15,157              15,173
                                                                      ----------          ----------
                                                                       $  74,527           $  73,542
                                                                      ----------          ----------
                                                                      ----------          ----------

           See accompanying notes to consolidated financial statements
                                       -3-

                           AIRCOA HOTEL PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                   (Unaudited)

                         (In Thousands Except Unit Data)

                                                                   Three Months Ended                        Six Months Ended
                                                                             June 30,                                June 30,
                                                          ---------------------------             ---------------------------
                                                           1995                 1994                1995                1994
                                                          ------               ------             -------              ------
Revenue:
    Rooms                                             $    7,184           $    7,180          $   13,692          $   13,859
    Food and beverage                                      3,250                3,478               5,885               6,292
    Other property operations                              1,908                1,904               3,659               3,611
                                                      ----------           ----------          ----------          ----------

                                                          12,342               12,562              23,236              23,762
                                                      ----------           ----------          ----------          ----------

Costs and operating expenses:
    Rooms                                                  1,914                1,881               3,671               3,656
    Food and beverage                                      2,292                2,398               4,339               4,376
    Other property operations                                841                  914               1,786               1,805
    Administrative and general                             1,201                1,178               2,351               2,322
    Marketing                                              1,011                1,046               2,069               2,153
    Energy                                                   573                  573               1,151               1,138
    Property maintenance                                     644                  557               1,189               1,080
    Rent, taxes and insurance                                730                  641               1,353               1,264
    Management fees                                          491                  500                 925                 944
    Depreciation and amortization                          1,003                  989               2,016               1,956
                                                      ----------           ----------          ----------          ----------

                                                          10,700               10,677              20,850              20,694
                                                      ----------           ----------         -----------         -----------

    Operating income                                       1,642                1,885               2,386               3,068

Interest expense, including amortization
 of debt costs                                             1,168                1,141               2,402               2,217
                                                      ----------          -----------         -----------          ----------

Net income (loss)                                     $      474           $      744             $   (16)         $      851
                                                      ----------           ----------          ----------          ----------
                                                      ----------           ----------          ----------          ----------

Net income (loss) per limited partnership Unit:
    Class A Unitholders:
    Net income (loss)                                 $      .03           $    .07            $    (.11)               $.04
                                                     ----------            ----------         -----------          ----------
                                                      ----------           ----------         -----------          ----------

    Class B Unitholders:
       Net income                                     $      .33           $     .34           $     .61                $.65
                                                      ----------           ----------          ----------          ----------
                                                      ----------           ----------          ----------          ----------

Weighted average number of units outstanding:
    Class A                                            5,340,214            5,340,214           5,340,214           5,340,214
    Class B                                              950,000              950,000             950,000             950,000

           See accompanying notes to consolidated financial statements

                           AIRCOA HOTEL PARTNERS, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                         SIX MONTHS ENDED JUNE 30, 1995

                                   (Unaudited)

                        (In Thousands, Except Unit Data)

                                                   Limited Partners' Capital (Deficit)                        Total
                                                  ------------------------------------
                                 General           Class A Unitholders           Class B Unitholders      Partners'
                                                  --------------------          --------------------
                                 Partner          Units        Capital          Units        Deficit        Capital
                                --------         ------        -------         ------        -------       --------
Balances at
   December 31, 1994             $  376       5,340,214        $21,605        950,000        $(6,808)      $ 15,173

Net income (loss)                     (6)            --           (583)            --            573            (16)
                                --------      ---------        -------        --------       -------       -------

Balances at
   June 30, 1995                  $  370      5,340,214        $21,022        950,000        $(6,235)       $15,157
                                   -----    -----------        -------        -------        -------        -------
                                   -----    -----------        -------        -------        -------        -------

           See accompanying notes to consolidated financial statements

                           AIRCOA HOTEL PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (Unaudited)

                                 (In Thousands)

                                                                         1995                1994
                                                                      ----------          ----------
Cash flows from operating activities:
 Cash received from customers                                          $  22,344           $  22,650
 Cash paid to suppliers and vendors                                      (13,650)            (13,947)
 Cash paid to employees                                                   (6,507)             (6,018)
 Interest paid                                                            (1,919)             (1,621)
 Other cash receipts, net                                                    834                920
                                                                      ----------          ----------

     Net cash provided by operating activities                             1,102               1,984
                                                                      ----------          ----------

Cash flows from investing activities:
     Capital expenditures                                                   (411)                (97)
                                                                      ----------          ----------

Cash flows from financing activities:
     Principal payments on long-term debt                                (42,455)             (1,375)
     Proceeds from refinancing                                            45,000                  --
     Payments for debt issuance cost                                        (882)                 --
                                                                      ----------          ----------

     Net cash provided by (used in) financing activities                   1,663              (1,375)
                                                                      ----------          ----------

      Increase in cash and cash equivalents                                2,354                 512

Cash and cash equivalents at beginning of period                           1,261               2,916
                                                                      ----------          ----------

Cash and cash equivalents at end of period                             $   3,615          $    3,428
                                                                      ----------          ----------
                                                                      ----------          ----------


           See accompanying notes to consolidated financial statements

                           AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30,1995
                                   (Unaudited)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the period ended December 31, 1994. Operating results for the six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

(2)  LONG-TERM DEBT AND NOTES PAYABLE TO AFFILIATES

     On June 8, 1995, the Partnership signed a credit agreement with a new lender which provided a $45,000,000 new first mortgage loan and a $1,000,000 revolving credit line. The purpose of the $45,000,000 loan was to provide proceeds to refinance, on a long-term basis, the Partnership's existing mortgage loan in the amount of $38,950,000 and the note payable to bank of $1,790,000 which were due July 31, 1995 and October 31, 1995, respectively, and to provide approximately $3,000,000 to fund hotel property renovations with the balance of the funds used for payment of a facility fee and closing costs.

     The interest rate at June 30, 1995 of 8.0625% was based on the current Eurodollar rate plus 2%. Repayment of the first mortgage loan is based on a twenty-year amortization with maturity date in June 2000. Payments will consist of consecutive monthly principal installments of $90,000 plus interest on the unpaid balance. The revolving credit line is renewable annually at the option of the lender.

                           AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995
                                   (Unaudited)

(2)  LONG-TERM DEBT (CONTINUED)

     Long term debt is summarized as follows (in thousands):

                                                    June 30,        December 31,
                                                        1995                1994
                                                 -----------         -----------
Mortgage loan                                     $   44,910         $    40,450
Note payable to bank                                      --               1,915
                                                 -----------         -----------
                                                      44,910              42,365
Less current installments                              1,080               2,185
                                                 -----------         -----------
Long-term debt, excluding current installments    $   43,830          $   40,180
                                                 -----------         -----------
                                                 -----------         -----------

     The new first mortgage loan and revolving credit line contain various covenants including minimum debt service ratios, restrictions on additional indebtedness, limitations on annual cash distributions to Class A Unitholders, limitations on the payment of principal on the affiliate notes payable, prepayment premium during the first two years, deferral of management fees payable to Richfield if minimum debt service ratios are not achieved, maintenance of a capital expenditure reserve account equal to 4% of gross revenue in 1995 and 5% thereafter, and a maximum loan-to-value ratio of 65% based on the aggregate appraised values of the Properties. The new first mortgage loan and revolving credit line are subject to certain limited guarantees of an affiliate of the Partnership. The new first mortgage loan also requires the Bank's approval of any dilution in the present ownership interests of affiliates of the General Partner in the Partnership.

     In accordance with the Partnership Agreement, the General Partner received a 1% financing fee in exchange for arranging the refinancing of the Partnership's indebtedness. Such fee was reduced by the amount of the financing fee paid to the lender. In addition, the Partnership will pay an annual 0.5% guarantee fee (based on outstanding loan and commitment) to an affiliate for the limited guarantee of the new first mortgage loan and the revolving credit line.

(3)  NOTES PAYABLE TO AFFILIATES

     The Partnership's affiliate notes payable of $6,000,000 at 12% were due January 1995. A condition of the credit agreement signed by the Partnership for the new first mortgage loan and revolving credit line requires the subordination of the affiliate notes payable principal balance. The affiliate has agreed to the subordination of these notes payable and a provision within the credit agreement that provides for 25% of excess cash flow, as defined therein, to be applied against the principal portion of the notes outstanding.

                           AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995
                                   (Unaudited)

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

(5)  RELATED PARTY TRANSACTIONS

     The following amounts resulting from transactions with affiliates are included in the accompanying consolidated statements of operations (in thousands):

                                                              For the six
                                                          months ended June 30,
                                                         ---------------------
                                                        1995                1994
                                                        ----                ----
Partnership administration fee                       $   101             $   110
                                                     -------             -------
                                                     -------             -------
Management fees                                      $   925             $   944
                                                     -------             -------
                                                     -------             -------
Allocated insurance expenses                         $   720             $   784
                                                     -------             -------
                                                     -------             -------
Allocated data processing cost                       $    25             $    24
                                                     -------             -------
                                                     -------             -------
Interest expense                                     $   360             $   360
                                                     -------             -------
                                                     -------             -------
Lease income                                         $   101             $   151
                                                     -------             -------
                                                     -------             -------
License fee                                          $   106             $    81
                                                     -------             -------
                                                     -------             -------
Financing fee                                        $   160             $    --
                                                     -------             -------
                                                     -------             -------

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

(7)  SUBSEQUENT EVENT

     During July of 1995, the Bloomington Clarion Fourwinds property experienced substantial damage to the dock areas due to severe weather. At this time the final dollar estimate of damages has not been completed by the insurance company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Partnership revenue for the first six months of 1995 decreased $526,000 or 2.2% compared to the first six months of 1994 and declined 1.8% in the three month period ended June 30, 1995 when compared to the corresponding period in 1994. Average occupancy and daily room rates for the portfolio (a total of 1,586 rooms) are summarized as follows:

                                                            Three months                                Six months
                                                            ended June 30,                            ended June 30,
                                                      ---------------------------             --------------------------
                                                        1995                1994                1995                1994
                                                      ------              ------              ------              ------
Average occupancy                                      83.9%               81.3%               79.5%               78.3%
Average daily room rates                              $59.19              $61.05              $59.89              $61.48

Number of rooms                                        1,586               1,586               1,586               1,586


     The Partnership's properties produced lower revenue in the first six months of 1995 when compared to the first six months of 1994 (and in the second quarter of 1995 compared with the second quarter of 1994) primarily as a result of lower average daily room rates and decreased food and beverage revenue. Rooms revenue for the six month period ended June 30, 1995 decreased in aggregate by $167,000 or 1.2% with the largest decreases occurring at Sheraton Lakeside and Sheraton Buffalo Airport. The leisure market at Sheraton Lakeside continues to be impacted by significant competitive pressures, resulting from an increase in room supply in the Orlando area. The reduction in rooms revenue at Sheraton Buffalo is due to a decrease in the Canadian leisure activity resulting from the declines in the value of the Canadian dollar and loss of a substantial room block contract.

      Food and beverage revenue for the first six months of 1995 decreased 6.5% or $407,000 compared to the first six months of 1994 and decreased 6.5% in the second quarter of 1995 compared to the second quarter of 1994. The primary reason for the decrease is related to the increased competition from stand-alone restaurants surrounding the Scottsdale Regal McCormick, the smaller percentage of the Canadian leisure market maintained at the Sheraton Buffalo and a decrease in banquet activity at both locations. Food and beverage expenses for the first half of 1995 decreased .8% or $37,000 compared to the first half of 1994 and declined 4.4% between the second quarter of 1995 and the corresponding period of 1994. The decrease in expenses is not proportional to the change in revenue as a result of cost incurred for promotional campaigns and marketing plans of repositioning restaurant concepts at Bloomington Clarion Fourwinds, Aurora Inn and Scottsdale Regal McCormick. These initiatives have not generated corresponding revenue to date.

     Operating income for the first six months of 1995 decreased $682,000 or 22.2% compared to the first six months of 1994 as operating costs increased .8% while revenue was down 2.2%. Operating income for the second quarter of 1995 was approximately 12.9% less than in the second quarter of 1994, while operating costs were virtually identical in the two periods.

     Interest expense increased $185,000 or 8.3% during the first half of 1995 as compared to 1994 as a result of an increase in the interest rate on the Partnership's previous mortgage loan from 7% to 9.25%.

     Cash flow from operations differs from net income of the Partnership due to the effects of depreciation, amortization and accruals as reflected in the consolidated statements of cash flows. Net loss per Class A Unit and the net income per Class B Unit reflect allocations of the net income as required by the Partnership Agreement.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the first six months of 1995 was $1,102,000, a decrease of $882,000 as compared with the same period in 1994. The decrease is primarily attributable to the increase in cash paid to employees for salaries and benefits and interest paid. Cash used in investing activities increased $314,000 in the first half of 1995 compared to the first half of 1994. The increase is due to the timing of capital expenditures and completion of the Sheraton, Durham renovation. Cash provided by financing activities increased $3,038,000 in the first six months of 1995 compared to the first six months of 1994. The increase is attributable to the receipt of proceeds from refinancing of $45,000,000 net of facility and closing costs of approximately $882,000.

     The Partnership's working capital requirements are expected to be satisfied through the management and timing of payment of payables, collection of receivables, and use of the revolving credit line.

     In addition to its operating obligations, the Partnership currently has a Minimum Annual Distribution requirement of $2.16 per Class A Unit. Based on the appraised value of the Properties at December 31, 1994, the cumulative unpaid Minimum Annual Distribution per Class A Unit exceeds the Partnership's net assets per Unit of approximately $6.00 by 50%. Under the terms of the new mortgage loan, cash distributions to Class A Unitholders are permitted based upon a percentage of annual excess cash flow as defined in the new loan agreement. At this time no excess cash flow is anticipated to be available for distribution in 1995.

     On June 8, 1995 the Partnership signed a credit agreement with a new lender to provide a new $45,000,000 first mortgage loan and a $1,000,000 revolving credit line. The purpose of the $45,000,000 loan was to provide proceeds to pay off the existing mortgage loan and the note payable to bank, and to fund certain property renovations with the balance available for the payment of a facility fee and closing costs. Regal Hotels International Holdings Limited ("RHL") has agreed to provide a limited guarantee for the new first mortgage loan. The Partnership will pay a fee equal to 0.5% to RHL for the limited guarantee on an annual basis.

     The refinancing includes a variety of interest rate options, the most favorable of which is the Eurodollar Rate plus 2% which was 8.0625% at June 30, 1995. Repayment of the new first mortgage loan is based on a twenty-year amortization with a maturity date in June 2000 while the revolving credit line is renewable annually at the option of the lender.

     The Partnership's affiliate notes payable of $6,000,000 were due January 1995. The affiliate has agreed to the subordination of these notes payable to the new first mortgage loan and revolving credit line. A provision within the credit agreement provides for 25% of excess cash flow, as defined therein, to be applied against the principal portion of the notes outstanding. At this time no excess cash flow, is anticipated for the following twelve months, thus the affiliate notes payable principal balance is classified as long-term at June 30, 1995.

     The market value of the Partnership's properties differs significantly from the historical cost of the properties as reflected in the Partnership's balance sheet at June 30, 1995. As indicated under Item 2 in the Partnership's 1994 Form 10-K, the aggregate appraised value of the hotel properties at December 31, 1994 was $86,490,000. The December 1994 appraised value may not be representative of the appraised value which will be obtained as of December 31, 1995 and is not necessarily indicative of the ability of the Partnership to consummate a sale of the properties or the actual sale price to be realized from the sale of the properties. However, the appraised value does represent the appraiser's opinion of the most probable price for which the hotel properties should sell in a competitive market.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               10.40 Credit Agreement dated June 8, 1995, between the Partnership and the Operating Partnerships as makers, to The HongKong and Shanghai Banking Corporation Limited as payee

               10.40a Promissory Note dated June 8, 1995, by the Partnership and the Operating Partnerships as makers, to The HongKong and Shanghai Banking Corporation Limited as payee in the principal amount of $18,085,000

               10.40b Promissory Note dated June 8, 1995, by the Partnership and the Operating Partnerships as makers, to The HongKong and Shanghai Banking Corporation Limited as payee in the principal amount of $1,000,000

               10.40c Renewal Note dated June 8, 1995, by the Partnership as maker, to The HongKong and Shanghai Banking Corporation Limited as payee in the principal amount of $17,690,000

               10.40d Promissory Note dated June 8, 1995, by the Buffalo Operating Partnership, L.P. as maker, to The HongKong and Shanghai Banking Corporation Limited as payee in the principal amount of $9,225,000

               27   Financial Data Schedule

          b)   Reports on Form 8-K

               Registrant filed a Current Report on Form 8-K, dated June 20, 1995, in respect to Registrant's press release dated June 22, 1995, announcing Registrant's finalization of a five-year, $45 million mortgage loan and $1 million revolving credit line with The HongKong and Shanghai Banking Corporation Limited

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AIRCOA HOTEL PARTNERS, L.P.

                                   By:  AIRCOA Hospitality Services, Inc.,
                                        General Partner


Date:   August 14, 1995            By:  /s/ Douglas M. Pasquale
     ------------------                 -----------------------------
                                        Douglas M. Pasquale
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)