Form 10-Q
period 1995-09-30
AIRCOA HOTEL PARTNERS L P
filed 1995-11-14
CIK 812591

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995

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

There were 5,340,214 Units outstanding of the Registrant's Class A Units, as of November 10, 1995.
--------------------------------------------------------------------------------

                          AIRCOA HOTEL PARTNERS, L.P.

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  September 30, 1995 (Unaudited) and
                    December 31, 1994                                      2 - 3

                  Consolidated Statements of Operations
                    Three Months and Nine Months Ended September 30, 1995
                    and 1994 (Unaudited)                                       4

                  Consolidated Statement of Partners' Capital
                    Nine Months Ended September 30, 1995
                    (Unaudited)                                                5

                  Consolidated Statements of Cash Flows
                    Nine Months Ended September 30, 1995 and 1994
                    (Unaudited)                                                6

                  Notes to Consolidated Financial
                    Statements (Unaudited)                                7 - 10

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        11 - 13

PART II.  OTHER INFORMATION AND SIGNATURES                               14 - 15


PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements
-------  --------------------

                          AIRCOA HOTEL PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                 (In Thousands)

Assets                                September 30, 1995  December 31, 1994
------                                ------------------  -----------------
Current assets:
  Cash and cash equivalents                 $ 3,661             $ 1,261
  Accounts receivable:
     Trade                                    2,359               2,555
     Affiliates                                  94                  43
  Inventory                                     397                 401
  Prepaid expenses                              449                 498
                                            -------             -------

       Total current assets                   6,960               4,758
                                            -------             -------

Property and equipment, at cost:
  Land and leasehold improvements             8,777               8,767
  Buildings and leasehold improvements       70,137              70,109
  Furniture, fixtures and equipment          16,470              16,304
  Construction in progress                    1,795                 407
                                            -------             -------
                                             97,179              95,587
Less accumulated depreciation and
  amortization                              (30,256)            (27,234)
                                            -------             -------

       Net property and equipment            66,923              68,353
                                            -------             -------

Other assets, including debt issue costs,
  net of accumulated amortization of $134
  in 1995 and $212 in 1994                    1,184                 431
                                            -------             -------

                                            $75,067             $73,542
                                            =======             =======

                                  (Continued)
         See accompanying notes to consolidated financial statements.

                           AIRCOA HOTEL PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)

                                 (In Thousands)


Liabilities and Partners' Capital         September 30, 1995    December 31,1994
---------------------------------         ------------------    ----------------
Current liabilities:
  Current installments of long-term debt        $ 1,080              $ 2,185
  Trade accounts payable                          1,235                1,634
  Payables to affiliates:
    Trade accounts                                  565                  444
    Interest                                        420                2,100
  Accrued liabilities:
    Payroll                                         118                  327
    Taxes, other than income taxes                  936                  982
    Other                                         2,776                2,450
  Deferred revenue and advance deposits             512                1,814
                                                -------              -------

      Total current liabilities                   7,642               11,936

Long-term debt, excluding current installments   43,560               40,180

Notes payable to affiliates                       8,100                6,000

Accrued administration and management fees
 payable to affiliate                               253                  253
                                                -------              -------

      Total liabilities                          59,555               58,369
                                                -------              -------

Partners' capital:
  General partner                                   374                  376
  Limited partners:
    Class A Unitholders                          21,068               21,605
    Class B Unitholders (deficit)                (5,930)              (6,808)
                                                -------              -------

      Total partners' capital                    15,512               15,173
                                                -------              -------

                                                $75,067              $73,542
                                                =======              =======


         See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)

                        (In Thousands Except Unit Data)

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                          ---------------------           --------------------
                                                           1995          1994              1995         1994
                                                          --------    ---------           --------    --------
Revenue:
     Rooms                                                $  7,345    $  7,175            $ 21,037    $ 21,034
     Food and beverage                                       2,857       2,930               8,742       9,222
     Other property operations                               1,743       1,867               5,402       5,478
                                                          --------    --------            --------    --------

                                                            11,945      11,972              35,181      35,734
                                                          --------    --------            --------    --------

Costs and operating expenses:
     Rooms                                                   1,967       1,843               5,638       5,499
     Food and beverage                                       2,115       2,157               6,454       6,533
     Other property operations                                 629         794               2,415       2,599
     Administrative and general                              1,306       1,110               3,657       3,432
     Marketing                                                 970         960               3,039       3,113
     Energy                                                    651         612               1,802       1,750
     Property maintenance                                      529         530               1,718       1,610
     Rent, taxes and insurance                                 706         779               2,059       2,043
     Management fees                                           473         473               1,398       1,417
     Depreciation and amortization                           1,006         995               3,022       2,951
                                                          --------    --------            --------    --------

                                                            10,352      10,253              31,202      30,947
                                                          --------    --------            --------    --------

       Operating income                                      1,593       1,719               3,979       4,787
                                                          --------    --------            --------    --------

Other income/(expenses)
     Gain on insurance settlement                                -         105                   -         105
     Interest expense, including amortization
      of debt costs                                         (1,238)     (1,175)             (3,640)     (3,392)
                                                          --------    --------            --------    --------

Net income                                                $    355    $    649            $    339    $  1,500
                                                          ========    ========            ========    ========

Net income (loss) per limited partnership Unit:
     Class A Unitholders:
       Net income (loss)                                  $   (.01)   $    .06            $   (.10)   $    .10
                                                          ========    ========            ========    ========

     Class B Unitholders:
       Net income                                         $    .32    $    .34            $    .92    $    .98
                                                          ========    ========            ========    ========

Weighted average number of units outstanding:
     Class A                                             5,340,214   5,340,214           5,340,214   5,340,214
     Class B                                               950,000     950,000             950,000     950,000


           See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                     NINE MONTHS ENDED SEPTEMBER 30, 1995

                                  (Unaudited)

                       (In Thousands, Except Unit Data)

                                    Limited Partners' Capital (Deficit)
                                -------------------------------------------
                                 Class A Unitholders    Class B Unitholders    Total
                       General  --------------------  ---------------------  Partners'
                       Partner    Units      Capital    Units      Deficit    Capital
                       -------  ---------  ---------  ---------  ----------  ---------
Balances at
  December 31, 1994     $376    5,340,214   $21,605    950,000    $(6,808)    $15,173

Net income (loss)         (2)           -      (537)         -        878         339
                       -------  ---------   -------    -------    -------     -------

Balances at
  September 30, 1995    $374    5,340,214   $21,068    950,000    $(5,930)    $15,512
                       =======  =========   =======    =======    =======     =======


          See accompanying notes to consolidted financial statements

                          AIRCOA HOTEL PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                                 (In Thousands)

                                                    1995       1994
                                                  --------   --------
Cash flows from operating activities:
     Cash received from customers                 $ 32,342   $ 33,278
     Cash paid to suppliers and vendors            (19,466)   (19,704)
     Cash paid to employees                         (9,808)    (9,497)
     Interest paid                                  (2,035)    (2,511)
     Other cash receipts, net                        1,661      2,236
                                                  --------   --------

          Net cash provided by operating
            activities                               2,694      3,802
                                                  --------   --------

Cash flows from investing activities:
     Capital expenditures                           (1,592)      (746)
     Proceeds from insurance for damaged
       property and equipment                           --        105
                                                  --------   --------
          Net cash used by investing activities     (1,592)      (641)
                                                  --------   --------

Cash flows from financing activities:
     Principal payments on long-term debt          (42,725)    (4,125)
     Proceeds from refinancing                      45,000         --
     Payments for debt issuance costs and other       (977)      (311)
                                                  --------   --------

          Net cash provided (used) by financing
            activity                                 1,298     (4,436)
                                                  --------   --------

              Increase/(decrease) in cash and
                cash equivalents                     2,400     (1,275)

Cash and cash equivalents at beginning of period     1,261      2,916
                                                  --------    -------

Cash and cash equivalents at end of period        $  3,661    $ 1,641
                                                  ========    =======


         See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

     AIRCOA Hotel Partners, L.P., a Delaware limited partnership (the "Partnership") was organized in December 1986 to acquire, own and operate hotel and resort properties. The Partnership owns and operates six hotel and resort properties (the "Properties") through operating partnerships (the "Operating Partnerships") which were acquired in 1986.

     The Partnership holds a 99% limited partner interest in each of the six Operating Partnerships which hold title to the Properties and through which the Partnership conducts all of its operations. AIRCOA Hospitality Services, Inc. ("AHS"), a wholly owned subsidiary of Richfield Hospitality Services, Inc. ("Richfield"), is also the 1% General Partner of each of the Operating Partnerships. Richfield operates the Properties for the Partnership under certain management agreements.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the period ended December 31, 1994. Operating results for the nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

(2)  LONG-TERM DEBT AND NOTES PAYABLE TO AFFILIATES

     On June 8, 1995, the Partnership signed a credit agreement with a new lender which provided a $45,000,000 new first mortgage loan and a $1,000,000 revolving credit line. The proceeds of the $45,000,000 new first mortgage loan were used to refinance, on a long-term basis, the Partnership's existing mortgage loan in the amount of $38,950,000 and the note payable to bank of $1,790,000 which were due July 31, 1995 and October 31, 1995, respectively and to provide approximately $3,000,000 to fund hotel property renovations. The balance of the funds were used for the payment of a facility fee and closing costs.

     The interest rate at September 30, 1995 of 8.0% was based on the current Eurodollar rate plus 2%. Repayment of the new first mortgage loan is based on a twenty-year amortization with maturity date in June 2000. Payments under this loan consist of consecutive monthly installments of $90,000 plus interest on the unpaid balance. The revolving credit line is renewable annually at the option of the lender. No amounts have been drawn on the line at September 30, 1995.

                          AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
                                  (Unaudited)

(2)  LONG-TERM DEBT (CONTINUED)

     Long term debt is summarized as follows (in thousands):


                                                         September 30,  December 31,
                                                             1995           1994
                                                         -------------  ------------

     Mortgage loan                                           $44,640       $40,450
     Note payable to bank                                         --         1,915
                                                             -------       -------
                                                              44,640        42,365
     Less current installments                                 1,080         2,185
                                                             -------       -------
     Long-term debt, excluding current installments          $43,560       $40,180
                                                             =======       =======


     The new first mortgage loan and revolving credit line contain various covenants including: minimum debt service ratios, restrictions on additional indebtedness, limitations on annual cash distributions to Class A Unitholders, limitations on the payment of principal on the affiliate notes payable, prepayment premium during the first two years, deferral of management fees payable to Richfield if minimum debt service ratios are not achieved, maintenance of a capital expenditure reserve account equal to 4% of gross revenue in 1995 and 5% thereafter, and a maximum loan-to-value ratio of 65% based on the aggregate appraised values of the Properties. The new first mortgage loan and revolving credit line are subject to certain limited guarantees of an affiliate of the Partnership. The new first mortgage loan also requires the Bank's approval of any dilution in the present ownership interests of affiliates of the General Partner in the Partnership.

     In accordance with the Partnership Agreement, the General Partner received a 1% financing fee in exchange for arranging the refinancing of the Partnership's indebtedness. In accordance with the Partnership Agreement the fee was reduced by the amount of the financing fee paid to the lender. In addition, the Partnership has paid a $230,000 guarantee fee to an affiliate for the guarantee of the new first mortgage loan and the revolving credit line. This is an annual fee and is calculated as 0.5% of the outstanding loan balance at June 8 of each year.

(3)  NOTES PAYABLE TO AFFILIATES

     A condition of the credit agreement signed by the Partnership for the first mortgage loan and revolving credit line required the subordination of the $6,000,000 notes payable to AHS (the "Notes"). AHS has agreed to this subordination, and as a result, on September 26, 1995 the Board of Directors of AHS, in its capacity as General Partner, and the Advisory Committee of AHP authorized the extension of the term and deferral of certain past-due interest on the Notes.

     Pursuant to this extension, the Notes, which originally matured in January 1995 will now become due on June 8, 2000 which is coterminous with the new mortgage loan. The unpaid interest on the Notes accrued prior to January 1, 1995 in the amount of $2,100,000 will be converted into debt pursuant to a new promissory note ("New Note") which will also mature on June 8, 2000. The New Note will accrue interest at the rate of 12% per annum and will be payable at maturity. Interest accrued after December 31, 1994 will be paid at closing, all interest incurred subsequent to closing will be paid monthly.

     In addition these notes will stipulate that 25% of any excess cashflow, as defined, will be applied against the principal portion of the notes outstanding.

                          AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
                                  (Unaudited)



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

(5)  RELATED PARTY TRANSACTIONS

     The following amounts resulting from transactions with affiliates are included in the accompanying consolidated statements of operations (in thousands):

                                                       For the nine
                                                months ended September 30,
                                                --------------------------
                                                  1995              1994
                                                --------------------------
     Partnership administration fee             $  155            $  166
                                                ======            ======
     Management fees                            $1,398            $1,417
                                                ======            ======
     Allocated insurance expenses               $1,085            $1,075
                                                ======            ======
     Allocated data processing cost             $   34            $   34
                                                ======            ======
     Interest expense                           $  540            $  540
                                                ======            ======
     Lease income                               $  187            $  248
                                                ======            ======
     License fee                                $  129            $   99
                                                ======            ======
     General partner financing fee              $  160            $   --
                                                ======            ======
     Guarantee fee                              $  230            $   --
                                                ======            ======

The general partner financing fee and the guarantee fee have been capitalized and are included in other assets. The financing fee is being amortized over the life of the new first mortgage loan, and the annual guarantee fee is being amortized over twelve months.

The properties are obligated to reimburse an affiliate for payroll, professional fees, and certain out-of-pocket expenses incurred by the affiliate on their behalf. Affiliates are also paid purchasing and design fees in connection with renovations of the hotels and purchases of furnishings, equipment and supplies.

                          AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
                                  (Unaudited)



(6)  INCOME TAXES

     No current provision or benefit for income taxes is included in the accompanying consolidated financial statements since the taxable income or loss of the Partnership is included in the tax returns of the individual partners of the Partnership.

     The Partnership's only significant temporary difference is an excess of the tax basis over the book basis of the Partnership's hotels of approximately $2,350,000 which gives rise to net deferred tax assets of approximately $940,000. The Partnership has established a 100% valuation allowance on these net deferred tax assets.

(7)  CONTINGENCIES

     During July of 1995, the Bloomington Clarion Fourwinds property experienced substantial damage to the dock areas due to severe weather. As of September 30, 1995 the Partnership has estimated the total cost of the damages to be between $450,000 and $660,000. Other than the deductible of $10,000 the Partnership anticipates that all of these costs will be covered under its insurance programs.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------


         RESULTS OF OPERATIONS

         Partnership revenue for the first nine months of 1995 decreased $553,000 or 1.5% compared to the first nine months of 1994 and decreased $27,000 or 0.2% in the three month period ended September 30, 1995 when compared to the corresponding period in 1994. Average occupancy and daily room rates for the portfolio of 1,586 rooms are summarized as follows:

                                     Three months          Nine months
                                 ended September 30,    ended September 30,
                                 --------------------   --------------------
                                   1995        1994       1995        1994
                                 --------    --------   --------     -------

     Average occupancy             83.8%       84.0%      80.9%       80.9%

     Average daily room rates     $60.09      $58.46     $60.07      $59.90

Rooms revenue for the three months ended September 30, 1995 increased $170,000 or 2.4% compared to the three months ended September 30, 1994. However, rooms revenue for the nine months ended September 30, 1995 remained constant primarily because of decreases in rooms revenue in the first six months of 1995 as compared to the corresponding period in 1994. The decrease in the first half of 1995 was primarily related to decreases occurring at Sheraton Lakeside and Sheraton Buffalo Airport. The leisure market at Sheraton Lakeside continues to be impacted by significant competitive pressures, resulting from an increase in room supply in the Orlando area. The reduction in rooms revenue at Sheraton Buffalo is due to a decrease in the Canadian leisure activity resulting from the declines in the value of the Canadian dollar and loss of a substantial room contract.

Food and beverage revenue for the first nine months of 1995 decreased $480,000 or 5.2% compared to the first nine months of 1994 and decreased $73,000 or 2.5% in the three month period ended September 30, 1995 when compared to the corresponding period in 1994. The primary reason for the decrease is related to the increased competition from stand alone restaurants surrounding the Scottsdale Regal McCormick, the smaller percentage contribution from the Canadian leisure market maintained at the Sheraton Buffalo and a decrease in banquet activity at both locations. Food and beverage expenses as a percentage of revenues were 74% for the nine months ended September 30, 1995 compared to 71% for the nine months ended September 30, 1994. The primary reason for the increase in this percentage is a result of costs incurred for promotional campaigns and marketing plans of repositioning restaurant concepts at Bloomington Clarion Fourwinds, Aurora Inn and Scottsdale Regal McCormick. These initiatives have not generated corresponding revenue. F&B expenses as a percentage of revenues were 74% for the three months ended September 30, 1995 and 1994.

Operating income for the first nine months of 1995 decreased $808,000 or 16.8% compared to the first nine months of 1994 as operating costs increased .82% while revenues were down 1.5%. Operating income for the three months ended September 30, 1995 decreased $126,000 or 7.3% compared to the three months ended September 30, 1994. During this three month period operating costs increased
 .96% while revenues remained flat. Increased professional fees, including directors, legal and accounting fees were the main reasons for the increase in operating costs for the three and the nine months ended September 30, 1995. These fees are included in administrative and general expenses.

Interest expense increased $248,000 or 7.3% during the first nine months of 1995 as compared to the first nine months of 1994 and increased $63,000 or 5.4% in the three month period ended September 30, 1995 when compared to the corresponding period in 1994. The increase is due to higher interest rates and an increased level of debt.

Cash flow from operations differs from net income of the Partnership due to the effects of depreciation, amortization and accruals as reflected in the consolidated statements of cash flows. Net income/(loss) per Class A Unit and the net income per Class B Unit reflect allocations of the net income as required by the Partnership Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first nine months of 1995 was $2,694,000, a decrease of $1,108,000 as compared with the same period in 1994. The decrease is primarily attributable to the decrease in cash received from customers and the increase in cash paid to employees for salaries and benefits. Cash used in investing activities increased $951,000 in the first nine months of 1995 compared to the first nine months of 1994. The increase primarily reflects the capital expenditures related to the Sheraton Durham renovation, which is nearing completion. Cash provided by financing activities increased $5,734,000 in the first nine months of 1995 compared to the first nine months of 1994. The increase is primarily attributable to the receipt of proceeds from refinancing of $45,000,000 net of facility and closing costs of approximately $977,000.

At September 30, 1995 the Partnership had a working capital deficit of $682,000. The Partnership's working capital requirements are expected to be satisfied through the management of payables, collection of receivables, and use of the revolving credit line.

In addition to its operating obligations, the Partnership currently has a Minimum Annual Distribution requirement of $2.16 per Class A Unit. Based on the appraised value of the Properties at December 31, 1994, the cumulative unpaid Minimum Annual Distribution per Class A Unit exceeds the Partnership's net assets per Unit of approximately $6.00, by approximately 70%. Under the terms of the new mortgage loan, cash distributions to Class A Unitholders are permitted based upon a percentage of annual excess cash flow as defined in the new loan agreement. At this time no excess cash flow is anticipated to be available for distribution in 1995.

On June 8, 1995 the Partnership signed a credit agreement with a new lender to provide a new $45,000,000 first mortgage loan and a $1,000,000 revolving credit line. The proceeds of the $45,000,000 first mortgage loan were used to pay off the existing mortgage loan and the note payable to bank with the balance available for certain property renovations and the payment of a facility fee and closing costs. Regal Hotels International Holdings Limited ("RHL") has provided a limited guarantee for the new first mortgage loan. The Partnership paid a guarantee fee of $230,000 to RHL. This is an annual fee and is calculated as 0.5% of the outstanding loan balance at June 8 of each year.

The refinancing includes a variety of interest rate options, the most favorable of which at present is the Eurodollar Rate plus 2% which was 8.0% at September 30, 1995. Repayment of the new first mortgage loan is based on a twenty-year amortization with a maturity date at June 2000 while the revolving credit line is renewable annually at the option of the lender.

A condition of the credit agreement signed by the Partnership for the first mortgage loan and revolving credit line required the subordination of the $6,000,000 notes payable to AHS (the "Notes"). AHS has agreed to this subordination, and as a result, on September 26, 1995 the Board of Directors of AHS, in its capacity as General Partner, and the Advisory Committee of AHP authorized the extension of the term and deferral of certain past-due interest on the Notes.

Pursuant to this extension, the Notes, which originally matured in January 1995 will now become due on June 8, 2000 which is coterminous with the new mortgage loan. The unpaid interest on the Notes accrued prior to January 1, 1995 in the amount of $2,100,000 will be converted into debt pursuant to a new promissory note ("New Note") which will also mature on June 8, 2000. The New Note will accrue interest at the rate of 12% per annum and will be payable at maturity. Interest accrued after December 31, 1994 will be paid at closing, all interest incurred subsequent to closing will be paid monthly.

In addition these notes will stipulate that 25% of any excess cashflow, as defined, will be applied against the principal portion of the notes outstanding.

The market value of the Partnership's properties differs significantly from the historical cost of the properties as reflected in the Partnership's balance sheet at September 30, 1995. As indicated under Item 2 in the Partnership's 1994 Form 10-K, the aggregate appraised value of the hotel properties at December 31, 1994 was $86,490,000. The December 1994 appraised value may not be representative of the current appraised value and is not necessarily indicative of the ability of the Partnership to consummate a sale of the properties or the actual sale price to be realized from the sale of the properties. However, the appraised value does represent the appraiser's opinion of the most probable price for which the hotel properties should sell in a competitive market.

PART II.  OTHER INFORMATION
--------  -----------------

All other items are either not applicable or would be answered in negative and accordingly have been omitted.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            AIRCOA HOTEL PARTNERS, L.P.


                            By:  AIRCOA Hospitality Services, Inc.,
                                 General Partner



Date:  November 14, 1995    By:  /s/ Douglas M. Pasquale
       -----------------         ----------------------------------
                                     Douglas M. Pasquale
                                       Executive Vice President
                                       and Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)