Form 10-K
period 1995-12-31
AIRCOA HOTEL PARTNERS L P
filed 1996-03-29
CIK 812591

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1995
                          -----------------

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 1-9563
                       ------

                          AIRCOA HOTEL PARTNERS, L.P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      State of Delaware                                 84-1042607
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


    5775 DTC Boulevard, Suite 300
        Englewood, Colorado                               80111
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (303) 220-2000
                                                    --------------

Securities registered pursuant to
Section 12(b) of the Act:                     Name of each exchange on which
                                              registered:

     Class A Depository Units                 American Stock Exchange

Securities registered pursuant to
Section 12(g) of the Act:
        None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting units held by non-affiliates of the registrant, computed by reference to the price as of the close of trading on February 20, 1996 was $2,704,744.

        There were 5,340,214 units outstanding of the registrant's Class A Units as of February 13, 1996.

                         AIRCOA HOTEL PARTNERS, L.P.

                         1995 FORM 10-K ANNUAL REPORT

                              Table of Contents


                                                                        Page
                                                                      --------
                                   PART I

Item 1.   Business.................................................     I - 1

Item 2.   Properties...............................................     I - 3

Item 3.   Legal Proceedings........................................     I - 4

Item 4.   Submission of Matters to a Vote of Security Holders......     I - 4


                                    PART II

Item 5.   Market for the Registrant's Partnership Units and
          Related Unitholder Matters...............................     II - 1

Item 6.   Selected Financial Data..................................     II - 2

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................     II - 3

Item 8.   Financial Statements and Supplementary Data..............     II - 9

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure......................     II - 9


                                   PART III

Item 10.  Directors and Executive Officers of the General Partner..     III - 1

Item 11.  Payments and Compensation to
          General Partner and Affiliates...........................     III - 3

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management....................................     III - 4

Item 13.  Certain Relationships and Related Transactions...........     III - 6


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.................................................     IV - 1

                                    PART I

Item 1. Business
------- --------

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

        FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        The Partnership's operations have been in one industry segment since formation. Revenue has been generated through the ownership and operation of the Properties. The following table reflects the sources of revenue and gross operating profit and total assets for each of the three years ended December 31, 1995, 1994 and 1993.

                                                        (In thousands, except percentages)
                                                1995                    1994                    1993
                                       --------------------     -------------------     -------------------
                                        Revenue     Percent     Revenue     Percent     Revenue     Percent
                                       --------     -------    --------     -------    --------     -------
Rooms                                  $ 26,810       59.1%    $ 26,863       58.2%    $ 26,693       59.0%
Food and Beverage                        11,733       25.8%      12,274       26.6%      11,664       25.8%
Other Property
  Operations                              6,856       15.1%       7,020       15.2%       6,911       15.2%
                                       --------     -------    --------     -------    --------     -------
Total Revenue                          $ 45,399      100.0%    $ 46,157      100.0%    $ 45,268      100.0%
                                       ========     =======    ========     =======    ========     =======
Gross Operating Profit                 $ 12,799       28.1%    $ 13,566       29.4%    $ 13,739       30.4%
                                       ========     =======    ========     =======    ========     =======
Total Assets                           $ 69,406                $ 73,542                $ 77,369

Gross operating profit represents operating income of the Partnership before rent, taxes and insurance, management fees, depreciation, amortization and impairment of property. Gross operating profit is indicative of the profitability from operations of the Properties.

Room revenue is significantly impacted by the rates obtained for rooms and the level of occupancy of the Properties. Although not in the same proportion, these factors also impact revenue generated from food and beverage and other property operations. Average daily room rates of the Properties were $59.55, $59.42 and $60.08, in 1995, 1994 and 1993, respectively. Average occupancy levels for the Properties were 77.6%, 77.9% and 76.6% in 1995, 1994 and 1993, respectively. For a discussion of the changes in various operating statistics, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    IMPORTANCE OF FRANCHISES AND TRADEMARKS

    Four of the Properties are affiliated with national franchises and operate under franchise agreements. The benefits of these franchise agreements include national brand name recognition and world wide central reservation systems, as well as operating quality standards and extensive marketing programs. One of the Properties is licensed to use the Regal trademark, which is sub-licensed to the hotel by an affiliate of AHS. The Partnership considers such affiliations and licenses to be important to the operations and success of the Properties in regard to customer recognition and satisfaction. Other properties may be licensed in the future to use the Regal trademark.

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

    MARKET INFORMATION AND COMPETITIVE CONDITIONS

    According to Smith Travel Research, all of the U.S. lodging industry performance measures were higher in 1995 than in 1994, but the rate of increase has slowed significantly. Average daily room rate for the industry increased by 4.8% to $67.34 and room occupancy increased 1.2% to 65.5%. The hospitality industry in the U.S. experienced a rise in the rate of increase in supply and a drop in the rate of increase in change in demand, and it was only the continued rise in the average room rate that kept the increase in room revenue near the level of 1994. Room revenue per available room (Revpar) was up 6.1%, considerably below the 8.5% increase for a year ago. Smith Travel Research estimates that performance ratios in the lodging industry in 1996 will not improve significantly over 1995.

    The Partnership's occupancy levels have consistently exceeded the industry averages noted above; however, average daily rates are slightly below the industry levels. The Partnership's operations in certain markets are price sensitive. The Partnership considers its primary points of competition to include, but are not limited to, room rates, location, guest services and responsiveness, adequacy and appearance of facilities and overall customer satisfaction. The demand at a particular hotel of the Partnership may be adversely affected by many factors, including changes in travel patterns, local and regional economic conditions and the degree of competition with other hotels in the area.

    REGULATION

    The Operating Partnerships are subject to regulation in connection with their business, including liquor licensing, occupational health and safety regulations, environmental regulations, food service regulation and labor laws. The Operating Partnerships have not experienced significant difficulties with regulation in these areas; however, failure to comply with those regulations could result in loss of licenses, permits or other authorizations which could adversely impact the Partnership's operating revenue.

    EMPLOYEES

    All hotel personnel are employed by the respective Operating Partnerships. Richfield processes the payroll on behalf of the Operating Partnerships. The number of persons employed by the Operating Partnerships, as of December 31, 1995, was approximately 934. Management considers employee relations to be satisfactory.

Item 2. Properties
------- ----------
    The six hotel and resort properties including the hotel buildings and leasehold improvements are owned by the Operating Partnerships. Three of the hotel properties are located on land owned by the Operating Partnerships, while the other three hotel properties are located on land leased by the Operating Partnerships on a long-term basis. The following table presents certain information for each of the Properties:

                                                                                                   Number
                                                                                                     of
          Property                Primary Markets Served                Area Served                Rooms
          --------                ----------------------                -----------                ------
Aurora Inn and Pine Lake          Vacation, Business                    Greater Cleveland/Akron,       69
  Trout Club ("Aurora")                                                 Ohio

Fourwinds/A Clarion Resort        Destination Resort                    Bloomington/Indianapolis,     126
   ("Fourwinds")                  and Marina                            Indiana

Regal at McCormick Ranch          Vacation, Meetings                    Phoenix/Scottsdale,           125
   ("McCormick")                                                        Arizona

Sheraton Inn-Buffalo              Business, Meetings                    Buffalo/Niagara Falls,        293
   Airport ("Buffalo")            and Leisure                           New York

Sheraton Lakeside Inn             Vacation                              Orlando/Walt Disney           651
   ("Lakeside")                                                         World, Florida

Sheraton University Center        Business, Meetings,                   Raleigh/Durham/Chapel         322
   ("University")                 Medical and Conventions               Hill, North Carolina

                                                                                         TOTAL      1,586

        The appraised value of the Properties is summarized below:

                                              Appraised Values
                             -------------------------------------------------
                             December 1995     December 1994     December 1993
                             -------------     -------------     -------------
Aurora Inn & Pine Lake Trout
  Club                       $  7,200,000         7,520,000         7,240,000
Fourwinds/A Clarion Resort      8,800,000        10,200,000        10,200,000
Regal at McCormick Ranch        9,875,000         9,015,000         7,900,000
Sheraton Inn-Buffalo Airport   15,000,000        17,730,000        18,140,000
Sheraton Lakeside Inn          30,000,000        34,000,000        39,000,000
Sheraton University Center     12,000,000         8,025,000         7,050,000
                             -------------     -------------     -------------
Total appraised value        $ 82,875,000        86,490,000        89,530,000
                             =============     =============     =============

        The decline in the aggregate appraised value of the portfolio is primarily the result of decreases in the value of the Sheraton Lakeside Inn and the Sheraton Inn - Buffalo Airport in 1995, 1994 and 1993, and the decline in the Fourwinds Resort in 1995. These declines are primarily attributable to these hotels being located in markets with increases in the supply of available rooms and static demand for hotel rooms. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Legal Proceedings
------- -----------------
        There are no material pending legal proceedings to which the Partnership or any of the Operating Partnerships is a party, except for ordinary and routine litigation incidental to the business of the Partnership.

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------
        There were no matters submitted to a vote of Unitholders during the quarter ended December 31, 1995.

                                    PART II


Item 5. Market for the Registrant's Partnership Units and Related Unitholder
------- --------------------------------------------------------------------
Matters
-------

  Class A Units of AIRCOA Hotel Partners, L.P. are traded on the American
Stock Exchange under the symbol AHT. There is no established public trading market for the Partnership's Class B Units, the majority of which are held by affiliates of the General Partner. Under certain circumstances (which have not been satisfied at any time since the inception of the Partnership) described in the Partnership's limited Partnership Agreement, the Class B Units may be converted into Class A Units. Beginning in 1997, and each year thereafter through 2001, a minimum of 250,000 Class B Units are required to be converted at a redemption value of $20.00 per Class B Unit, by issuing Class A Units valued at the then current market price of a Class A Unit. See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations. The following table sets forth the range of high and low closing prices of Class A Units for each full quarterly period for the two most recent years, as reported by the American Stock Exchange.

        For the Quarter Ended                   High               Low
--------------------------------------------------------------------------------
March 31, 1994                                 3 11/16              3
--------------------------------------------------------------------------------
June 30, 1994                                   3 5/8             2 1/2
--------------------------------------------------------------------------------
September 30, 1994                              2 7/8             2 3/8
--------------------------------------------------------------------------------
December 31, 1994                               3 1/4             2 5/8
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
March 31, 1995                                    4               2 7/8
--------------------------------------------------------------------------------
June 30, 1995                                   3 5/8             2 3/16
--------------------------------------------------------------------------------
September 30, 1995                             2 13/16            1 13/16
--------------------------------------------------------------------------------
December 31, 1995                               2 1/8              1 1/2
--------------------------------------------------------------------------------

      As of December 31, 1995 the Partnership had approximately 1,400 Class A Unitholders.

       The Class A Unitholders have not received any distributions since 1990. The Class B Units do not receive distributions until the Class A Unitholders receive Minimum Annual Distributions, as defined in the Partnership Agreement. In addition, the Partnership loan agreements stipulate certain limitations on these distributions based on excess cash flow as defined in the mortgage loan agreement. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data
------- -----------------------




                                                                              Years ended December 31,
                                                               ------------------------------------------------------
                                                                1995        1994        1993       1992       1991
                                                               --------    --------    --------   --------   --------
                                                                      (In thousands, except per unit amounts)
                                                                      ---------------------------------------

Consolidated Operations Data
----------------------------

Revenue                                                        $ 45,399     46,157      45,268     42,998     42,990
Operating income (loss) (1)                                        (630)     5,122       5,556      4,331      3,848
Net income (loss) (1)                                            (5,421)       627       1,120        113     (1,923)
Income (loss) per unit:
        Class A: Net loss                                         (1.50)      (.10)       (.02)      (.22)      (.66)
        Class B: Net income                                        2.86       1.25        1.27       1.17       1.00

Weighted average number of units outstanding:
                Class A                                       5,340,214  5,340,214   5,340,214  4,490,214  4,297,954
                Class B                                         950,000    950,000     950,000    950,000    950,000

Consolidated Balance Sheet Data
-------------------------------

Working capital deficit (2)                                      (2,452)    (7,178)    (48,180)   (48,771)    (5,963)
Total assets                                                     69,406     73,542      77,369     78,589     79,029
Long-term debt and affiliate notes payable (2)                   51,390     46,180       6,000      8,715     53,650
Partners' capital                                                 9,752     15,173      14,546     13,426     12,378
Appraised values of properties                                   82,875     86,490      89,530     90,240    106,000

Consolidated Cash Flow Data
---------------------------

Capital expenditures                                              3,286      2,049       2,353      2,530      1,799
Net cash provided by operating  activities                        3,143      5,568       5,841      4,080      2,665
Net cash used in investing activities                            (3,306)    (1,944)     (2,394)    (2,433)    (1,513)
Net cash provided (used) by financing activities                  1,018     (5,279)     (3,612)    (1,391)       449

   (1) Includes a loss for the impairment of the Partnership's Lakeside property in the amount of $4,789 for the year ended December
           31, 1995.
   (2) Certain of the Partnership's indebtedness to unaffiliated financial institutions was classified as current at December 31, 1993 and 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and
------- ---------------------------------------------------------------
Results of Operations
---------------------

      RESULTS OF OPERATIONS

      The following table reflects certain historical financial information and operating statistics for the years ended December 31, 1995, 1994 and 1993.

                       Historical Financial Information
                       --------------------------------

                  (in thousands, except operating statistics)


                                              1995           1994         1993
                                           ---------       --------     --------
Revenue:
  Rooms                                    $ 26,810         26,863       26,693
  Food and beverage                          11,733         12,274       11,664
  Other property operations                   6,856          7,020        6,911
                                           ---------       --------     --------
   Total revenue                             45,399         46,157       45,268

Expenses:
  Hotel operations                           32,600         32,591       31,529
                                           ---------       --------     --------
   Gross operating profit                    12,799         13,566       13,739

  Other operating expenses (1)(2)            13,429          8,444        8,183
                                           ---------       --------     --------
   Operating income                            (630)         5,122        5,556

  Other expense, net (3)                     (4,791)        (4,495)      (4,436)
                                           ---------       --------     --------

   Net income (loss)                       $ (5,421)           627        1,120
                                           =========       ========     ========

                                Operating Statistics
                                --------------------
  Average daily rate                       $  59.55          59.42        60.08

  Average occupancy percent                    77.6%          77.9%        76.6%

  Number of available rooms                   1,586          1,586        1,586


 (1) Includes rent, taxes and insurance, management fees, depreciation and amortization, and impairment of property.
 (2) 1995 includes impairment loss on the Lakeside property in the amount of $4,789. No impairment loss was recorded in 1994 or 1993.
 (3)     Principally comprised of interest expense.

REVENUE

Total revenue decreased $758,000 or 1.6% in 1995, compared to an increase of $889,000 or 2.0% in 1994. Of the total revenue in 1995, 1994 and 1993, rooms comprised 59.1%, 58.2% and 59.0%, respectively; food and beverage comprised 25.8%, 26.6% and 25.8%, respectively, and other property operations comprised 15.1%, 15.2% and 15.2%, respectively.

Rooms revenue is primarily a function of the Properties' occupancy levels and room rates. Rooms revenue decreased $53,000 in 1995 due to a decrease in occupancy from 77.9% to 77.6% offset by an increase in average room rates of $.13. Rooms revenue increased $170,000 in 1994 due to an increase in occupancy from 76.6% to 77.9% offset in part by a decrease in average room rates of $.66. Rooms revenue decreases in 1995 were primarily attributable to decreases at the Sheraton Lakeside and Sheraton Inn Buffalo Airport. The leisure market at Sheraton Lakeside continued to be impacted by significant competitive pressures, resulting from an increase in room supply in the Orlando area. The reduction in rooms revenue at Sheraton Buffalo was due to a decrease in Canadian leisure activity resulting from declines in the value of the Canadian dollar and loss of a substantial airline room contract. The decreases in Lakeside and Buffalo were mitigated by the impact of increases in rooms revenue, due to increases in average rate, at Regal McCormick Ranch, Sheraton University Center and Aurora Inn. Rooms revenue increases in 1994 were primarily attributable to increased sales to group and contract customers at the Regal McCormick Ranch, Sheraton University Center and Sheraton Inn Buffalo Airport. The rooms revenue increases were offset in part by a decrease in rooms revenue at the Sheraton Lakeside, which was impacted by the significant competitive pressures in the leisure market. These competitive pressures combined with discounts offered to attract more group and contract business resulted in the decreases in average room rates.

Food and beverage revenue decreased $541,000 or 4.4% in 1995 and increased $610,000 or 5.2% in 1994. Food and beverage revenue is impacted by room occupancy and the mix of room sales between leisure, group, contract and business customers. The primary reason for the decrease in 1995 was related to increased competition from stand-alone restaurants in the area surrounding the Regal McCormick, the smaller percentage contribution from the Canadian leisure market maintained at the Sheraton Buffalo and a decrease in banquet activity at both locations. The primary increases in occupancy in 1994 were from group and contract customers, which have a favorable impact on food and beverage revenue.

Other property operations consist of marina sales and rentals (at
Fourwinds), gift shops, food marts, lease income, phone charges and other miscellaneous guest services. Other property operations decreased $164,000 or 2.3% in 1995 and increased $109,000 or 1.6% in 1994. The 1995 decrease in other property operations was primarily due to storm damage at the Clarion Fourwinds Resort, which impacted the "Marina-related" revenues. The 1994 increase in other property operations was primarily due to the overall increase in occupancy.

While the hotel industry continues to be very competitive, the Properties, as a group, have outperformed the industry when measuring revenue per available room (occupancy percent times average room rate). The Properties' revenue per available room, as a group, was $46.23, $46.29 and $46.02 in 1995, 1994 and 1993, respectively. Revenue per available room for the United States hotel industry, accumulated by Smith Travel Research, was $44.11, $41.49 and $38.85 in 1995, 1994 and 1993, respectively.

COSTS AND OPERATING EXPENSES

Total operating expenses increased $4,994,000 or 12.2% in 1995. This increase is primarily attributable to the impairment of the Lakeside property of $4,789,000, and an increase in other operating expenses of $196,000. Excluding the impairment of the Lakeside property, total operating costs increased primarily as a result of increased food and beverage costs. Food and beverage costs as a percent of food and beverage revenue increased to 73.1% in 1995 from 71.4% in 1994. The primary reason for the increase in this percentage is a result of costs incurred for promotional campaigns and marketing plans to reposition the restaurant at the Clarion Fourwinds Resort, Aurora Inn and Regal McCormick Ranch.

Included in costs and operating expenses in 1995 is a loss for the impairment of the Lakeside property in the amount of $4,789,000, recorded in the fourth quarter of 1995. The circumstances leading up to this impairment loss were primarily a result of the existing and expected local market conditions, a decreasing trend in the property's appraised value and historical operating results in recent years. This loss was recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of (SFAS No. 121), which was issued by the Financial Accounting Standards Board in March 1995 and adopted by the Partnership in the fourth quarter of 1995. The Partnership believes that expected future cash flows from the operations of its other hotel properties will be sufficient to recover their carrying values. The Partnership has no current plans to sell any of its properties for less than their carrying values.

Total operating expenses increased $1,323,000 or 3.3% in 1994. This increase is attributable to an increase in hotel operating expenses of $1,062,000 and an increase in other operating expenses of $261,000. Hotel operating expenses increased in 1994 primarily as a result of overall increases in occupancy and revenue. The increase in other operating expenses in 1994 is due to an increase of 6.9% in marketing expenses primarily as a result of increases in franchise fee rates at two of the three Sheraton properties. The increase in other operating expenses in 1994 is due to a 6.0% increase in depreciation and amortization from renovations completed in June 1993 on the Sheraton Inn - Buffalo Airport and other capital additions.

Other expense increased $296,000 or 6.6% in 1995. This change is primarily attributable to an increase in interest expense of $191,000 due to higher levels of debt, net of a $123,000 decrease in amortization of debt issue costs.

Other income and expense remained relatively consistent in 1994 as compared to 1993. Interest expense increased 3.7% in 1994 primarily as a result of increases in the interest rate offset by decreases in the total indebtedness level. The increase in interest expense in 1994 was offset in part by a gain of $105,000 recognized in 1994 on an insurance settlement.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $3,143,000 in 1995, a decrease of $2,425,000 from 1994. This decrease is the result of a decrease in cash received from customers, due to lower hotel revenues, of $1,132,000, an increase of $1,013,000 in interest paid, and an increase in cash paid to employees of $493,000, offset in part by decreases in cash paid to suppliers and vendors of $172,000 and increases in other cash receipts of $41,000.

Net cash provided by operating activities was $5,568,000 in 1994, a decrease of $273,000 from 1993. This decrease is the result of an increase in cash paid to suppliers and vendors for increased costs and expenses of $2,096,000, offset in part by increases in cash received from customers for increased hotel revenue of $1,403,000 and other cash receipts of $145,000 and decreases in cash paid to employees of $186,000 and interest paid of $89,000.

Net cash used in investing activities increased $1,362,000 in 1995 due to increases in capital expenditures and cash paid for other assets. Net cash used in investing activities decreased $450,000 in 1994 due to decreases in capital expenditures and cash paid for other assets.

Net cash generated by financing activities increased $6,297,000 in 1995 primarily due to the closing of the new first mortgage loan. Net cash used in financing activities increased $1,667,000 in 1994, primarily due to increases in principal payments on the Partnership's indebtedness.

The Partnership anticipates funding its 1996 debt service obligations, and capital expenditures through a combination of operating cash flows and draws on its line of credit, to handle seasonal demands, as necessary. The Partnership has capital improvements of approximately $3,700,000 planned in 1996.

INDEBTEDNESS

At December 31, 1995 the Partnership had a working capital deficit of $2,452,000. The Partnership's working capital requirements are expected to be satisfied through the management of payables, collection of receivables, and use of the Partnership's revolving credit line.

On June 8, 1995, the Partnership signed a credit agreement with a new lender to provide a new $45,000,000 first mortgage loan and a $1,000,000 revolving credit line. The proceeds of the $45,000,000 first mortgage loan were used to pay off the existing mortgage loan and the note payable to bank with the balance available for certain property renovations and the payment of a facility fee and closing costs. Regal Hotels International Holdings Limited ("RHL"), an affiliate of the general partner, has provided a limited guarantee for the new first mortgage loan. The Partnership paid a loan guarantee fee of $230,000 to RHL. This is an annual fee and is calculated as 0.5% of the outstanding loan balance at June 8 of each year.

The new credit agreement includes a variety of interest rate options, the most favorable of which at present is the Eurodollar Rate plus 2%, which was 7.75% at December 31, 1995. Repayment of the new first mortgage loan is based on a twenty-year amortization with a maturity date at June 2000, while the revolving credit line is renewable annually at the option of the lender.

A condition of the credit agreement signed by the Partnership for the first mortgage loan and revolving credit line required the subordination of the $6,000,000 notes payable to AHS (the "Notes"). AHS has agreed to this subordination, and as a result, on September 26, 1995, the Board of Directors of AHS, in its capacity as General Partner, and the Advisory Committee of the AHP authorized the extension of the term and deferral of certain past-due interest on the Notes.

Pursuant to this extension, the Notes, which originally matured in January
1995 now become due on June 8, 2000, which is coterminous with the new mortgage loan. Interest accrued on the Notes after December 31, 1994, was paid at closing. Interest incurred subsequent to closing continues to be accrued at 12% per annum and is paid monthly.

The unpaid interest on the Notes accrued prior to January 1, 1995, in the amount of $2,100,000, was converted into debt pursuant to a new promissory note ("New Note") which will also mature on June 8, 2000. The New Note accrues interest at the rate of 12% per annum, payable at maturity.

The Notes and New Notes are convertible into Class A Units of the
Partnership at $16.60 per unit. In addition, these notes stipulate that 25% of any excess cashflow, as defined, will be applied against the principal portion of the notes outstanding.

The new first mortgage loan contains numerous covenants requiring, among other matters, the maintenance of a minimum debt service coverage ratio including the deferral of management fees payable to an affiliate if this minimum debt service ratio is not achieved, restrictions on additional indebtedness, limitations on annual cash distributions to Class A Unitholders, limitations on the payment of principal on the affiliate notes payable, prepayment premiums during the first two years, and maintenance of minimum aggregate capital expenditures (4% of revenues in 1995 and 5% of revenues thereafter.)

PARTNERSHIP DISTRIBUTIONS AND UNIT CONVERSIONS

The Partnership Agreement provides for periodic distribution of distributable cash flow, as defined, to the partners subject to any applicable restrictions and the discretion of the General Partner. Distributable cash flow is generally defined as cash flow from operations of the hotel properties. Such cash is allocated and distributed (net of AHS's 1% general partnership interest in the Operating Partnerships) 99% to the Class A Unitholders and 1% to the General Partner until the Class A Unitholders have received defined Minimum Annual Distributions. The Minimum Annual Distribution is $2.16 per Class A Unit. Any portion of the Minimum Annual Distribution that is not paid by the Partnership in any year is added to the cumulative unpaid Minimum Annual Distribution. The Partnership has not made any distributions since 1990.
Prior to making future distributions, the Partnership will comply with its capital expenditure requirements as specified in its mortgage loan agreement and maintain sufficient working capital balances. At December 31, 1995, the cumulative unpaid Minimum Annual Distribution per Class A Unit significantly exceeds the Partnership's net asset value per unit based on the appraised values of the hotel properties. At this time it is uncertain whether there will be any excess cash flow to be available for distribution to the Class A unitholders in 1996.

The Class B Units entitle each Unitholder to a limited partnership interest which is subordinated to the Class A Units. The Class B Units are redeemable or convertible in certain circumstances. The Class B Units do not receive distributions until the Class A Unitholders receive Minimum Annual Distributions which have not been made by the Partnership since 1990. Through 1996, the Class B Units are convertible into Class A Units only to the extent that distributable cash flow of the Partnership in the previous year would have been sufficient to pay Minimum Annual Distributions for the Class A Units, including the Class B Units to be converted. The Partnership does not expect any Class B Units to be converted in 1996. Beginning in 1997, during the 30-day period following the release of the Partnership's annual audited financial statements, and each year thereafter through 2001, a minimum of 250,000 Class B Units are required to be converted at a redemption value of $20.00 per Class B Unit, by issuing Class A Units valued at the then current market price of a Class A Unit. Therefore, the number of Class A Units to be issued upon the conversion of a Class B Unit will be determined at the time of conversion by dividing $20.00 by the then current market price of a Class A Unit. Current market price for this calculation is the average market price for a Class A Unit during the last five days prior to conversion.

Based on current market prices of the Class A Units, such required conversion is expected to result in substantial dilution to the preconversion Class A Unitholders. For example, based on the average closing month end market price of Class A Units during 1995 of approximately $2.58, the conversion of 250,000 Class B Units in the first year of the required conversion period would result in an approximate 27% dilution to the Class A Unitholders upon conversion. The conversion of all 950,000 Class B Units would result in an approximate 58% dilution to the preconversion Class A Unitholders at the $2.58 per unit market price. In addition, using the same per unit market price for a Class A Unit of $2.58, affiliate ownership of Class A Units would increase to approximately 79% and 88% upon conversion of the first 250,000 Class B Units and conversion of all 950,000 Class B Units, respectively. Changes in the market price of Class A Units do not result in proportional changes in dilution. The market price of the Partnership's Class A Units is subject to fluctuations and there is no assurance that such prices upon conversion will approximate the average per unit market price in 1995.

Pursuant to the Partnership Agreement, the Class A Units to be issued upon conversion of the Class B Units must be identical to the Class A Units existing prior to the conversion date. If the General Partner determines, based on advice of counsel, that no reasonable allowable convention or other method is available to preserve the uniformity of the intrinsic tax characteristics of any specifically identifiable group of units, such units will be separately identified, to the extent practicable, as distinct classes to reflect intrinsic tax differences, regardless of any such non-uniformity.

PROPERTY VALUES

The appraised value of the Properties is $82,875,000 at December 31, 1995, which exceeds their carrying values of $62,755,000. In accordance with Statement on Financial Accounting Standards on Accounting for the Impairment of Long-Lived Assets, which was issued in 1995, the Partnership has recognized an impairment on the Lakeside property. The Partnership has no current plans to sell any of its properties for less than their carrying values.

        INCOME TAXES

        In accordance with the Revenue Act of 1987, the Partnership will become a taxable entity in 1998. As a result, the income of the Partnership will be taxable as a corporation and distributions from the Partnership will continue to be taxable to the individual partners. The Partnership anticipates that it will have an excess of tax basis over book basis of the hotel properties at January 1, 1998 of approximately $2,600,000, which will result in tax deductions in 1998 and later years. Therefore, the Partnership does not expect that the impact on net income in 1998 from becoming a taxable entity will be significant. The Partnership is continuing to evaluate various alternatives to minimize the impact on the Partnership as a result of these changes in tax laws.

        INFLATION

        The rate of inflation as measured by changes in the average consumer price index has not had a material impact on the revenue or net income of the Partnership in the three most recent years.

        OTHER MATTERS

        Management of the Partnership, the Board of Directors of the General Partner and the Advisory Committee are seeking to increase the value of the Partnership for all of its Unitholders. Management has been evaluating and will continue to evaluate different strategies for maximizing Unitholder value including; (i) continued ownership and operation of the properties, (ii) liquidation, sale or other similar transactions, (iii) sales of one or more of the Partnership's properties in response to exceptional offers, and (iv) combining the Partnership or its assets with other hotel-owning entities.

        During 1995, the General Partner has received suggestions from certain Class A Unitholders regarding; (i) the reconfiguration of the Partnership as a real estate investment trust ("REIT"), (ii) a reorganization of the Partnership involving the redemption of the interests of the General Partner and its affiliates (the "Majority Unitholders") and (iii) sales of one or more of the Partnership's properties. The suggestions made concerning the reconfiguration of the Partnership as a REIT and the reorganization transaction were each rejected by the Partnership because they each called for the Majority Unitholders to surrender substantial economic entitlements in the Partnership without adequate compensation. The Partnership also rejected an offer to sell the Durham property for approximately three-quarters of its present appraised value.

        Unless and until such time as management identifies one or more preferable strategic alternatives the Partnership intends to pursue its current strategy of owning and operating its existing portfolio of properties.

Item 8. Financial Statements and Supplementary Data
------- -------------------------------------------

        The financial statements of AHP are filed under this Item, beginning on Page II-10. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
------- ---------------------------------------------------------------
Financial Disclosure
--------------------

        None.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

THE PARTNERS
AIRCOA HOTEL PARTNERS, L.P.:


We have audited the accompanying consolidated balance sheets of AIRCOA Hotel Partners, L.P. and subsidiary operating partnerships as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AIRCOA Hotel Partners, L.P. and subsidiary operating partnerships as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                KPMG PEAT MARWICK LLP


Denver, Colorado
February 23, 1996

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1995 AND 1994

(IN THOUSANDS)



--------------------------------------------------------------------------------
ASSETS                                                   1995            1994
------                                                 --------         -------

Current assets:
  Cash and cash equivalents                            $  2,116           1,261
  Accounts receivable:
    Trade                                                 2,479           2,555
    Affiliates                                              143              43
  Inventory                                                 339             401
  Prepaid expenses                                          482             498
                                                       --------         -------

      Total current assets                                5,559           4,758
                                                       --------         -------

Property and equipment, at cost:
  Land and leasehold improvements                         8,914           8,767
  Buildings and leasehold improvements                   66,838          70,109
  Furniture, fixtures and equipment                      18,332          16,304
  Construction in progress                                  -               407
                                                       --------         -------
                                                         94,084          95,587
Less accumulated depreciation and amortization          (31,329)        (27,234)
                                                       --------         -------

      Net property and equipment                         62,755          68,353

Other assets, including debt issue costs, net
 of accumulated amortization of $237 in 1995
 and $212 in 1994                                         1,092             431
                                                       --------         -------

                                                       $ 69,406          73,542
                                                       ========         =======

                                                                     (Continued)

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

CONSOLIDATED BALANCE SHEETS, CONTINUED


--------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL                           1995         1994
---------------------------------                         --------     --------
Current liabilities:
  Current installments of long-term debt                  $  1,080       2,185
  Trade accounts payable                                     1,683       1,634
  Payables to affiliates:
    Trade accounts                                             715         444
    Interest                                                   -         2,100
  Accrued liabilities:
    Payroll                                                    217         327
    Taxes, other than income taxes                             473         982
    Other                                                    1,848       2,450
  Deferred revenue and advance deposits                      1,995       1,814
                                                          --------     --------

        Total current liabilities                            8,011      11,936

Long-term debt, excluding current installments              43,290      40,180

Notes payable to affiliates                                  8,100       6,000

Accrued administration and management fees
 payable to affiliate                                          253         253
                                                          --------     --------

        Total liabilities                                   59,654      58,369

Partners' capital:
  General partner                                              236         376
  Limited partners:
    Class A Unitholders                                     13,603      21,605
    Class B Unitholders (deficit)                           (4,087)     (6,808)
                                                          --------     --------

        Total partners' capital                              9,752      15,173
                                                          --------     --------

Commitments and contingencies

                                                          $ 69,406      73,542
                                                          ========     ========

See accompanying notes to consolidated financial statements.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

(IN THOUSANDS, EXCEPT UNIT DATA)

--------------------------------------------------------------------------------

                                              1995         1994         1993
                                          -----------  -----------  -----------
Revenue:
  Rooms                                   $    26,810       26,863       26,693
  Food and beverage                            11,733       12,274       11,664
  Other property operations                     6,856        7,020        6,911
                                          -----------  -----------  -----------
                                               45,399       46,157       45,268
                                          -----------  -----------  -----------
Costs and operating expenses:
  Rooms                                         7,366        7,242        7,189
  Food and beverage                             8,577        8,769        8,186
  Other property operations                     3,046        3,325        3,206
  Administrative and general                    4,954        4,793        4,823
  Marketing                                     3,944        4,025        3,764
  Energy                                        2,365        2,307        2,234
  Property maintenance                          2,348        2,255        2,127
  Rent, taxes and insurance                     2,743        2,540        2,674
  Management fees                               1,802        1,835        1,788
  Depreciation and amortization                 4,095        3,944        3,721
  Impairment of property                        4,789           -            -
                                          -----------  -----------  -----------
                                               46,029       41,035       39,712
                                          -----------  -----------  -----------

        Operating income (loss)                  (630)       5,122        5,556
                                          -----------  -----------  -----------

Other income (expenses):
  Interest expense, including amortization
   of debt issue costs of $348 in 1995,
   $471 in 1994, and $458 in 1993              (4,791)      (4,600)      (4,436)
  Gain on insurance settlements                   -            105          -
                                          -----------  -----------  -----------
                                               (4,791)      (4,495)      (4,436)
                                          -----------  -----------  -----------

Net income (loss)                         $    (5,421)         627        1,120
                                          ===========  ===========  ===========


Income (loss) per limited partnership
 unit:
  Class A Unitholders                     $     (1.50)        (.10)        (.02)
                                          ===========  ===========  ===========

  Weighted average number of units
   outstanding                              5,340,214    5,340,214    5,340,214
                                          ===========  ===========  ===========

  Class B Unitholders                     $      2.86         1.25         1.27
                                          ===========  ===========  ===========

  Weighted average number of units
   outstanding                                950,000      950,000      950,000
                                          ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

(IN THOUSANDS, EXCEPT UNIT DATA)

--------------------------------------------------------------------------------

                                                                    Limited Partners' Capital (Deficit)
                                                                -----------------------------------------
                                                                Class A Unitholders   Class B Unitholders      Total
                                                    General     -------------------   -------------------    partners'
                                                    partner      Units      Capital   Units       Capital     capital
                                                 -----------    --------- ---------   --------- ---------   -----------
BALANCES AT DECEMBER 31, 1992                      $  365       5,340,214    22,249    950,000     (9,188)    13,426

Net income (loss)                                      10           -           (92)      -         1,202      1,120
                                                 -----------    --------- ---------   --------- ---------   -----------
BALANCES AT DECEMBER 31, 1993                         375       5,340,214    22,157    950,000     (7,986)    14,546

Net income (loss)                                       1           -          (552)      -         1,178        627
                                                 -----------    --------- ---------   --------- ---------   -----------
BALANCES AT DECEMBER 31, 1994                         376       5,340,214    21,605    950,000     (6,808)    15,173

Net income (loss)                                    (140)          -        (8,002)      -         2,721     (5,421)
                                                 -----------    --------- ---------   --------- ---------   -----------
BALANCES AT DECEMBER 31, 1995                      $ 236        5,340,214    13,603    950,000     (4,087)     9,752
                                                 ===========    ========= =========   ========= =========   ===========

See accompanying notes to consolidated finanical statements.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

(IN THOUSANDS)

--------------------------------------------------------------------------------

                                               1995           1994       1993
                                             --------       --------   --------
Cash flows from operating activities:
  Cash received from customers               $ 43,460         44,592     43,189
  Cash paid to suppliers and vendors          (25,054)       (25,226)   (23,130)
  Cash paid to employees                      (12,916)       (12,423)   (12,609)
  Interest paid                                (4,443)        (3,430)    (3,519)
  Other cash receipts                           2,096          2,055      1,910
                                             --------       --------   --------

     Net cash provided by operating
      activities                                3,143          5,568      5,841
                                             --------       --------   --------

Cash flows from investing activities:
  Capital expenditures                         (3,286)        (2,049)    (2,353)
  Proceeds from insurance for damaged
   property and equipment                         -              105        236
  Payments for other assets                       (20)           -         (277)
                                             --------       --------   --------

     Net cash used in investing activities     (3,306)        (1,944)    (2,394)
                                             --------       --------   --------

Cash flows from financing activities:
  Proceeds from refinancing                    45,000            -          -
  Principal payments on long-term debt        (42,995)        (4,950)    (3,325)
  Refinancing costs and other                    (987)          (329)      (342)
  Proceeds from sale of Class A Units             -              -           55
                                             --------       --------   --------

      Net cash provided by (used in)
       financing activities                     1,018         (5,279)    (3,612)
                                             --------       --------   --------

      Increase (decrease) in cash
       and cash equivalents                       855         (1,655)      (165)

Cash and cash equivalents, beginning of year    1,261          2,916      3,081
                                             --------       --------   --------

Cash and cash equivalents, end of year       $  2,116          1,261      2,916
                                             ========       ========   ========

                                                                     (Continued)

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

--------------------------------------------------------------------------------

                                                1995          1994       1993
                                              --------      --------   --------
Reconciliation of net income (loss) to
 net cash provided by operating
 activities:
  Net income (loss)                           $ (5,421)         627       1,120
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                4,095        3,944       3,721
    Impairment of property                       4,789          -           -
    Amortization of debt issue costs               348          471         458
    Gain on insurance settlements                  -           (105)        -
    Decrease (increase) in accounts
     receivable relating to operations             (24)         284        (328)
    Decrease (increase) in inventory                62          (25)        (74)
    Decrease (increase) in prepaid expenses         16         (124)        (41)
    Increase (decrease) in trade accounts
     payable, payables to affiliates, accrued
     liabilities, accrued administration and
     management fees payable to affiliate
     relating to operations                       (903)         290         826
    Increase in deferred revenue and
     advance deposits                              181          206         159
                                              --------      --------   --------

       Net cash provided by operating
        activities                            $  3,143        5,568       5,841
                                              ========      ========   ========

See accompanying notes to consolidated financial statements.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1995 AND 1994
------------------------------------------------------------------------------
(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION

        AIRCOA Hotel Partners, L.P. (the "Partnership") is a publicly traded limited partnership formed to acquire, own and operate hotel properties. The Partnership holds a 99% limited partner interest in six limited partnerships (the "Operating Partnerships"). Each of the Operating Partnerships owns and operates a hotel and resort property (the "Properties"). AIRCOA Hospitality Services, Inc. ("AHS"), a wholly-owned subsidiary of Richfield Hospitality Services, Inc. ("Richfield") holds a 1% General Partner interest in the Partnership and in each of the Operating Partnerships.

        PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of the Partnership and the accounts of each of the Operating Partnerships. All significant interpartnership accounts and transactions have been eliminated.

        CASH AND CASH EQUIVALENTS

        Cash equivalents, representing money market accounts, overnight Eurodollar deposits and repurchase agreements, were $1,965,000 and $739,000 at December 31, 1995 and 1994, respectively. For purposes of the consolidated statements of cash flows, the Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        Included in cash and cash equivalents at December 31, 1995 is approximately $1,100,000 designated for use on hotel renovations and other costs directly related to the hotel properties. These funds are expected to be used for such expenditures prior to December 31, 1996.

        FINANCIAL INSTRUMENTS

        In 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107). The carrying amounts of the Partnership's financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable, payables to affiliates and accrued liabilities, approximate fair value primarily because of the short maturities of those instruments. The fair value of the Partnership's long-term debt and notes payable to affiliates approximate their carrying values based on borrowing rates currently available to the Partnership for loans with similar terms.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------
(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        OPERATING ASSETS

        The Partnership uses an inventory method of accounting for china, glassware, silver, linen, and uniforms. Under the inventory method, operating assets are stated at amounts based upon the physical quantity of such assets on hand using average costs, less a valuation allowance to reflect deterioration from use.

        PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Hotel property renovations and improvements are capitalized. Repairs, maintenance, and minor refurbishments are charged to expense as incurred. Interest incurred during construction of facilities or major renovations is capitalized and amortized over the life of the related assets. Interest of $43,000 was capitalized in 1993. No interest was capitalized in 1995 or 1994. Upon the retirement or sale of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in operations.

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

        Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, generally as follows:

             Land improvements and leasehold improvements    15 years

             Buildings and leasehold improvements            30 years

             Furniture, fixtures and equipment               10 years


        The Partnership assesses the carrying value of its hotel properties for impairment when circumstances indicate such amounts may not be recoverable from future operations. In the fourth quarter of 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (SFAS No. 121). SFAS No. 121, which was issued by the Financial Accounting Standards Board in March 1995, establishes recognition and measurement standards for the impairment of long-lived assets expected to be held and used and long-lived assets to be disposed. Generally, assets to be held and used in operations are considered impaired if the sum of expected future cash flows is less than the assets' carrying amount. If an impairment is indicated, the loss is measured based on the amount by which the assets' carrying value exceeds its fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less estimated selling costs. Prior to the adoption of SFAS No. 121, the Partnership assessed impairment based on the expected future cash flows from operations of its hotel properties.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------
(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        OTHER ASSETS

        Other assets consist principally of debt issue costs, franchise license costs, and liquor license costs. Debt issue and franchise license costs are amortized using the straight-line method over the term of the respective debt or license agreements.

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

        NET INCOME (LOSS) PER UNIT

        Net income (loss) per limited partnership unit is computed by dividing the net income (loss) attributable to each class of units by the weighted average number of units outstanding in each class during the period. Because of the loss attributable to A Unitholders in 1995, 1994 and 1993, Class A Units issuable upon conversion of notes payable (see
        Note 5) and upon conversion of the Class B Units (see Note 2) were not considered in the computation, as such conversions would be anti-dilutive.

        RISKS AND UNCERTAINTIES

        The preparation of the Partnership's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------
(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Certain of the Properties have agreements with various customers, including airline carriers and tour groups that require the Properties to provide rooms at specified rates. The loss of such agreements and customers could adversely impact revenue.

        RECLASSIFICATIONS

        Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

(2)     PARTNERSHIP UNITS AND ALLOCATIONS

        LIMITED PARTNERSHIP UNITS

        The Class A Units entitle each Unitholder to a limited partnership interest in a percentage of the profits and losses, tax allocations, and distributions of the Partnership, as described below.

        The Class B Units entitle each Unitholder to a limited partnership interest which is subordinate to the Class A Units. The Class B Units are redeemable by the Partnership or convertible into Class A Units, in certain circumstances. The Class B Units do not receive distributions until the Class A Unitholders receive defined Minimum Annual Distributions. Through 1996 the Class B Units are convertible into Class A Units to the extent that distributable cash flow of the Partnership in the previous year would have been sufficient to pay Minimum Annual Distributions for the Class A Units, including the Class B Units to be converted. Beginning in 1997, during the 30-day period following the release of the Partnership's annual audited financial statements, and each year thereafter through 2001, a minimum of 250,000 Class B Units are required to be converted into Class A Units annually through 2001 at a redemption value of $20.00 per Class B Unit, by issuing Class A Units valued at the then current market price of the Class A Units. Therefore, the number of Class A Units to be issued upon conversion of a Class B Unit will be determined at the time of conversion by dividing $20.00 by the then current market price of a Class A Unit.

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

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------
(2)     PARTNERSHIP UNITS AND ALLOCATIONS (CONTINUED)

        CASH DISTRIBUTIONS (CONTINUED)

        Capital transaction proceeds generally consist of net proceeds from sales and refinancing of the Partnership's hotel properties. Cash from capital transaction proceeds is allocated and distributed 99% to the Class A Unitholders and 1% to the General Partner until the Class A Unitholders have received any previously unpaid Minimum Annual Distributions, and the unrecovered capital preference amount, as defined. Capital transaction proceeds are then allocated and distributed 99% to the Class B Unitholders and 1% to the General Partner until all the Class B Units have been redeemed. Subsequent to the redemption of the Class B Units, capital transaction proceeds are allocated and distributed 75% to the Class A Unitholders and 25% to the General Partner. The unrecovered capital preference amount of a Class A and a Class B Unit at December 31, 1995 is $16.60 and $20.00, respectively.

        The Minimum Annual Distribution amount attributable to Class A Unitholders and the Class B Unitholders sharing percentage in distributable cash flow are reduced proportionately based upon distributions of capital transaction proceeds.

        The Partnership has not made any distributions since 1990. At December 31, 1995, the cumulative unpaid Minimum Annual Distribution per Class A Unit significantly exceeds the Partnership's net asset value per unit based on the appraised values of the hotel properties.

        ALLOCATION OF INCOME AND LOSSES

        Partnership income and losses are allocated among the partners in accordance with federal income tax provisions based upon the partners ownership interests, adjusted to reflect original contribution values agreed upon by the partners and other basis differences at the inception of the Partnership. Income and losses are allocated among individual units on a pro rata basis within each class of units. For financial reporting purposes, the net income or loss of the Partnership is generally allocated in accordance with the income tax allocation provisions described above. In accordance with the Partnership agreement, deductions of approximately $3,056,000, $1,148,000 and $1,148,000 in 1995, 1994 and 1993, respectively, were transferred in the allocation of income (loss) from the Class B Units to the Class A Units and General Partner. In 1995, such allocation includes the impact from the impairment of the Lakeside property (see Note 3).

(3)     HOTEL PROPERTY VALUATIONS

        The Partnership periodically evaluates the carrying value of its hotel properties for impairment. These evaluations are based upon management's estimate of future operating results considering recent performance and existing and expected local market conditions. Based on these evaluations, the Partnership recognized an impairment of approximately $4,789,000 relating to the Lakeside property in 1995. The loss was determined based on the excess of the hotel property's carrying value over its fair value at December 31, 1995. The fair value of the hotel property was determined through a third-party appraisal obtained in January 1996. The impairment loss is included in costs and operating expenses in the accompanying consolidated statements of operations.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------
        The Partnership believes that the expected future cash flows from the operations of its other hotel properties will be sufficient to recover their carrying values. The Partnership has no current plans to sell any of its properties for less than their carrying values.

(4)     LONG-TERM dEBT

        On June 8, 1995, the Partnership signed a credit agreement with a new lender which provided a $45,000,000 first mortgage loan and a $1,000,000 revolving credit line. The proceeds of the $45,000,000 first mortgage loan were used to refinance, on a long-term basis, the Partnership's existing mortgage loan in the amount of $38,950,000 and the note payable to bank of $1,790,000 which were due July 31, 1995 and October 31, 1995, respectively, and to provide approximately $3,000,000 to fund hotel property renovations. The balance of the funds were used for the payment of a facility fee and closing costs.

        The first mortgage loan interest rate at December 31, 1995 of 7.75% was based on the current Eurodollar rate plus 2%. Repayment of the first mortgage loan is based on a twenty-year amortization with a final maturity date in June 2000. Payments under this loan consist of monthly installments of $90,000 plus interest on the unpaid balance. The revolving credit line is renewable annually at the option of the lender. No amounts have been drawn on the line at December 31, 1995.

        Long-term debt is summarized as follows (in thousands):


                                                  December 31,
                                              -------------------
                                                1995       1994
                                              --------    -------

            Mortgage loan                     $ 44,370    40,450
            Note payable to bank                   -       1,915
                                              --------    -------
                                                44,370    42,365
            Less current installments            1,080     2,185
                                              --------    -------
            Long-term debt, excluding current
             installments                     $ 43,290    40,180
                                              ========    =======


        The first mortgage loan and revolving credit line contain various convenants including: minimum debt service ratios, restrictions on additional indebtedness, limitations on annual cash distributions to Class A Unitholders, limitations on the payment of principal on the affiliate notes payable, prepayment premiums during the first two years, deferral of management fees payable to Richfield if minimum debt service ratios are not achieved, maintenance of a capital expenditure reserve account equal to 4% of gross revenue in 1995 and 5% thereafter, and a maximum loan-to-value ratio of 65% based on the aggregate appraised values of the Properties. The Partnership is in compliance with these covenants for the year ended December 31, 1995. The first mortgage loan and revolving credit line are subject to certain limited guarantees of an affiliate of the General Partner. The first mortgage loan also requires Bank approval of any dilution in the present ownership interests of affiliates of the General Partner in the Partnership.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------
(4)     LONG-TERM DEBT (CONTINUED)

        In accordance with the Partnership Agreement, the General Partner received a 1% financing fee, reduced by the amount of the financing fee paid to the lender, for arranging the refinancing of the Partnership's indebtedness. In addition, the Partnership has paid/will pay an annual guarantee fee calculated as .5% of the outstanding loan balance at June 8 of each year to an affiliate of the General Partner for the limited guarantee of the first mortgage loan and the revolving credit line.

        Maturities of long-term debt are summarized as follows (in thousands):

             Year ending December 31,

                     1996                  $  1,080
                     1997                     1,080
                     1998                     1,080
                     1999                     1,080
                     2000                    40,050
                                           --------
                                           $ 44,370
                                           ========

(5)     NOTES PAYABLE TO AFFILIATES

        A condition of the credit agreement signed by the Partnership for the first mortgage loan and revolving credit line required the subordination of the $6,000,000 notes payable to AHS (the "Notes"), AHS has agreed to this subordination, and as a result, on September 26, 1995 the Board of Directors of AHS, in its capacity as General Partner, and the Advisory Committee of AHP authorized the extension of the term and deferral of certain past-due interest on the Notes.

        Pursuant to this extension, the Notes, which originally matured in January 1995, are due on June 8, 2000, which is coterminous with the new mortgage loan. The unpaid interest on the Notes accrued prior to January 1, 1995, in the amount of $2,100,000 were converted into a new promissory note ("New Note") which also matures on June 8, 2000. The New Note accrues interest at the rate of 12% per annum and is payable at maturity. Interest accrued on the Notes after December 31, 1994, was paid at closing. Interest incurred on the Notes subsequent to closing continues to be accrued at 12% per annum and is paid monthly. These notes are convertible into Class A Units of the Partnership at $16.60 per unit. In addition, these notes stipulate that 25% of any excess cashflow, as defined in the new mortgage loan, will be applied against the principal of the notes outstanding.

(6)     INCOME TAXES

        The Partnership's only significant temporary difference (which will result in tax deductions in 1998 and later years) is an excess of the tax basis over the book basis of the Properties of approximately $6,500,000 and $2,350,000 at December 31, 1995 and 1994, respectively.
        The Partnership's net deferred tax asset was approximately $2,600,000 and $940,000 at December 31, 1995 and 1994, respectively. The Partnership has established a 100% valuation allowance on these net deferred tax assets. The change in the valuation allowance in 1995 was an increase of approximately $1,660,000.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------
(7)     RELATED PARTY TRANSACTIONS AND COMMITMENTS

        PARTNERSHIP ADMINISTRATION

        AHS, as General Partner, is responsible for managing the business and affairs of the Partnership and the Operating Partnerships. The General Partner is reimbursed monthly for all direct operating expenses incurred on behalf of the Partnership and Operating Partnerships. In addition, the General Partner receives an annual partnership administration fee equal to .25% of the independently appraised value of the hotel properties of the Partnership.

        MANAGEMENT AGREEMENTS

        Richfield operates the hotel properties for the Partnership in exchange for a management fee equal to 4% of annual gross revenue from the hotel properties. In addition, the hotel properties are obligated to reimburse Richfield for payroll, professional fees, and certain out-of-pocket expenses incurred by Richfield on their behalf. The management agreements expire in 2012 and can be terminated by the Partnership prior to expiration, in certain circumstances, by the payment of a fee equal to three times the management fee paid for the preceding 12 months.

        Richfield also provides data processing services and obtains various types of insurance coverage, on an aggregate basis, for the hotel properties which it owns or manages. Such data processing and insurance costs are charged to the hotel properties.

        LICENSE AGREEMENTS

        One of the hotel properties has a license agreement with an affiliate to operate as a Regal Hotel. The license agreement provides for a fee of 2% of total sales revenue, as defined, in 1995, increasing to 2.5% in 1996, and 3% thereafter and expires in 2012. The agreement can be terminated by the Partnership prior to expiration in certain circumstances, through payment of a termination fee.

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

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------
(7)     RELATED PARTY TRANSACTIONS AND COMMITMENTS (CONTINUED)

        OTHER ARRANGEMENTS

        The General Partner and its affiliates are paid development, purchasing, and design fees for services performed in connection with the renovation or expansion of the Partnership's hotel properties. In addition, an affiliate of AHS receives fees in connection with the bulk purchase of hotel furnishings, equipment, and supplies.

        The Partnership leases a private club and recreational facility from an affiliate of AHS, under an operating lease. The Partnership receives 90% to 100% of available cash flow from operation of the private club and recreational facility as lease income and management fees. The lease expires in 2052 and may be terminated by the Partnership earlier. The Partnership received lease income and management fees of $256,000, $330,000, and $328,000 pursuant to these arrangements in 1995, 1994, and 1993, respectively.

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

        The following amounts resulting from transactions with affiliates are included in the accompanying consolidated balance sheets (in thousands):


                                                      December 31
                                               -----------------------
                                                  1995         1994
                                               ---------   -----------
        Fees and costs, included in property
          and equipment, net                    $ 1,123        1,028
                                               ==========   ==========
        General partner financing fee           $   144         -
                                               ==========   ==========
        Guarantee fee                           $   115         -
                                               ==========   ==========


        The general partner financing fee and the guarantee fee have been capitalized and are included in other assets. The financing fee is being amortized over the life of the first mortgage loan, and the annual guarantee fee is being amortized over twelve months. Amortization of these in the amount of $131,000 is included in interest expense.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------
(7)     RELATED PARTY TRANSACTIONS AND COMMITMENTS (CONTINUED)

        The following amounts resulting from transactions with affiliates are included in the accompanying consolidated statements of operations (in thousands):


                                                  1995      1994      1993
                                                 ------- --------- ---------

           Partnership administration fees       $   209     222       186
                                                 ======= ========= =========
           Management fees                       $ 1,802   1,835     1,788
                                                 ======= ========= =========
           Allocated insurance expense           $ 1,411   1,505     1,502
                                                 ======= ========= =========
           Allocated data processing costs       $    80      45        45
                                                 ======= ========= =========
           Interest expense                      $   851     720       720
                                                 ======= ========= =========
           Lease income                          $   256     330       328
                                                 ======= ========= =========
           License fees                          $   174     132       114
                                                 ======= ========= =========


        In December 1992, the Partnership issued 850,000 Class A Units to affiliates of AHS for cash proceeds of $935,000, of which $55,000 was collected in January 1993.

(8)     COMMITMENTS AND CONTINGENCIES

        Under terms of the Clarion and ITT Sheraton franchises, the Partnership is committed to make annual payments for franchise and licensing fees and reservation services. The Clarion license agreement requires franchise fees equal to 3% of gross room revenue and expires in 2012. The ITT Sheraton license agreements require franchise fees equal to 6% of gross room revenue and expire in 2012. Total franchise fees on the Clarion and ITT Sheraton license agreements were $1,650,000, $1,677,000 and $1,383,000 for 1995, 1994 and 1993, respectively.

        Three of the hotel properties are subject to noncancelable operating land leases which expire between 2000 and 2033. The leases generally require annual rental payments of a fixed amount, ranging from $10,000 to $90,000, plus a contingent amount based upon a percentage of specified room revenue, food and beverage revenue, or gross revenue, as defined, ranging from 1% to 8%. The accompanying consolidated statements of operations include land rent expense of $799,000, $803,000, and $762,000, for 1995, 1994, and 1993, respectively.

        The Partnership has capital improvements of approximately $3,700,000 planned for 1996.

        The Class A Units issuable upon conversion of notes payable and upon conversion of the Class B Units, and the Class A Units issued pursuant to the general partner's obligations regarding cash distributions have certain demand registration rights.

        During July of 1995, the Bloomington Clarion Fourwinds property experienced substantial damage to the dock areas due to severe weather. As of December 31, 1995, the Partnership has estimated the total cost of the damage to be approximately $742,000. The Partnership anticipates that these costs will be reimbursed under its insurance policies.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------
(8)     COMMITMENTS AND CONTINGENCIES (CONTINUED)

        The Partnership is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the consolidated financial statements of the Partnership.

                                   PART III

Item 10.        Directors and Executive Officers of the General Partner
--------        -------------------------------------------------------
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

                DIRECTORS AND EXECUTIVE OFFICERS OF AHS

                The directors and executive officers of AHS are listed below. The Advisory Committee of AHP consists of one member of the AHS Board of Directors, Anthony Williams. The other members of the Advisory Committee include William Arthur and Frank Hughes who do not serve in any other capacity with Richfield or its affiliates. The functions of the AHP Advisory Committee include, among other things, review of the policies and practices of the Partnership and AHS regarding various matters as to which potential conflicts of interest may arise and review of certain acquisitions and dispositions of hotel properties by AHP. The officers of AHS devote such time and effort as is necessary for AHS to perform its duties as General Partner of the Partnership. Each of the directors of AHS are elected to a one-year term at the annual meeting of the shareholder of AHS.

                IDENTIFICATION OF DIRECTORS

                Name and Year First                    Principal Occupation
                Became a Director              Age     During the Past Five Years
                -------------------            ---     --------------------------
                Daniel Bong Shu Yin, 1995       56      Daniel Bong has served as a Director for Century City International Holdings
                                                        Limited ("CCIHL"), a Bermuda corporation listed in Hong Kong and engaged in property development and hotel ownership and management since 1989. He is also a Director of the subsidiary corporations of CCIHL, Paliburg
                                                        International Holdings Limited ("PIHL") and Deputy Chairman of Regal Hotels
                                                        International Holdings Limited ("RHIHL"). Mr. Bong is responsible for overseeing the hotel operations and is a qualified architect. Mr. Bong has served as President/Chief Executive Officer of Holdings since October 1995 and as a Director since May 1995.

                                     III-1

                Lawrence Lau Siu Keung, 1995    45      Lawrence Lau joined CCIHL in 1994 and has served as a Director since 1995.
                                                        He also serves as a Director of PIHL and RHIHL. Mr. Lau is in charge of the overall financial and accounting functions of CCIHL and its subsidiaries.
                                                        Mr. Lau served as Group Controller (Finance) for Shaw Brothers (H.K.) Ltd.
                                                        from 1992 to 1994. From 1989 to 1992 he was Financial Controller for Regal
                                                        Pacific Holdings Limited. Mr. Lau has served as a Director of Holdings since
                                                        May 1995.

                Sandy Leung Sun So, 1996        41      Sandy Leung has served as Senior Vice President of AHS and Holdings since
                                                        February 1996. He joined CCIHL in November 1995 as General Manager-Corporate
                                                        Finance. Prior to joining CCIHL, Mr. Leung served as a Director of Shanghai
                                                        International Capital (H.K.) Limited from May 1994 to September 1995. Mr.
                                                        Leung also served as an Executive Director of Seapower Corporate Finance
                                                        Limited from May 1992 to April 1994. From July 1991 to April 1992, Mr. Leung
                                                        served as Senior Manager of Lippo Asia Limited.

                Douglas M. Pasquale, 1995       41      Douglas M. Pasquale has served as President/CEO of AHS since February 1996.
                                                        He previously served as Executive Vice President since February 1992 and was appointed Chief Financial Officer in August 1994. Mr. Pasquale joined AHS in
                                                        1986 as Vice President of Investor Services. Mr. Pasquale did not serve as an officer of AHS from August 1989 to February 1992, but continued to serve as Vice President of Holdings during this time period. Mr. Pasquale became a
                                                        Director of Holdings in February 1993.

                Michael Sheh, 1995               38     Michael Sheh has served as Senior Vice President and Treasurer of AHS since
                                                        June 1995. Mr. Sheh served as Vice President/Treasurer of Holdings from 1989 to March 1995, when he was elected Senior Vice President. He became a
                                                        Director of Holdings in May 1995.

                                     III-2


w               Paul J. Sistare, 1994           41      Paul J. Sistare served as President/CEO of AHS from April 1994 to February
-               (Resigned, February, 1996)              1996. He previously served as Executive Vice President from September 1992.
                                                        Mr. Sistare served as Executive Vice President of Holdings from September
                                                        1992 to February 1996. He was elected a Director of Holdings in February
                                                        1993. Mr. Sistare joined Forte Hotels International in 1983 and served as
                                                        Senior Vice President from 1989 to 1992.

                Carol K. Werner, 1989            41     Carol K. Werner served as General Counsel, Secretary and Executive Vice
                                                        President of AHS from 1989 to March 1995. She also served as Director,
                                                        Executive Vice President and Secretary of Holdings and certain affiliates from 1989 to 1995. Since August 1995, Ms. Werner has been working with the
                                                        Denver, Colorado office of Coudert Brothers, an international law firm. Ms.
                                                        Werner was an associate of Coudert Brothers, prior to her employment with
                                                        AHS.

                Anthony Williams, 1989           50     Anthony Williams is the Chairman of the executive committee of Coudert
                                                        Brothers, an international law firm, and has been a partner since 1981.
                                                        He has served as a directory of Holdings since 1989.

                There are no family relationships between any of the directors or the executive officers of AHS. Coudert Brothers, an international law firm of which Anthony Williams and Carol Werner are attorneys, has provided legal services for the Partnership and affiliates since the beginning of 1989. CCIHL, PIHL, RHIHL are affiliates of AHP.

Item 11.        Payments and Compensation to General Partner and Affiliates
--------        -----------------------------------------------------------

                As set out in the Partnership's agreement of limited partnership, various fees are payable to AHS, as General Partner, for services rendered to the Partnership. These fees include Partnership administration fees equal to .25% of the appraised value of the Properties determined as of December 31st of each year; acquisition fees equal to 1% of the purchase price of any additional hotel property purchased by the Partnership; mortgage or refinancing fees equal to 1% of the loan amount; annual guarantee fees equal to .5% of the outstanding loan balance to an affiliate of AHS; and brokerage and disposition fees equal to 1% of the total contract price of the property with respect to the sale of a Partnership property to a third party. Affiliates of AHS receive property management service fees, data processing and risk management fees pursuant to the hotel management agreements with the Operating Partnerships. The Properties may also reimburse AHS and its affiliates for certain costs paid by AHS and its affiliates on behalf of the Operating Partnerships including payroll, professional fees and certain out-of-pocket expenses. For a detailed description of amounts paid or owed to AHS and its affiliates by the Partnership or the Operating Partnerships for various services performed by AHS and its affiliates during 1995, see Item 8, Financial Statements and Supplementary Data. The McCormick Ranch property has also entered into a license agreement with Holdings for use of the Regal name. For a detailed description of amounts paid or owed to Holdings, see Item 8, Financial Statements and Supplementary Data.

                                     III-3

Item 12.        Security Ownership of Certain Beneficial Owners and Management
--------        --------------------------------------------------------------
     (a)        The following table sets forth information as of March 4, 1996 with respect to persons who are known to the Partnership (based on statements filed with the Securities and Exchange Commission pursuant to section 13(d) or 13(g) of the Securities Act of
                1934) to be the beneficial owner of more than five percent of any class of the Partnership's voting securities.

                Name and address of         Amount and nature of   Percent
Title of Class  beneficial owner            beneficial ownership   of Class
--------------  -------------------         --------------------   --------
Class A Units   Century City International      3,794,646(1)         71.0%
                Paliburg Plaza
                68 Ye Woo Street                Indirect
                Hong Kong                       Ownership

Class A Units   Regal Hotel Management, Inc.    1,825,065(1)         34.2%
                5775 DTC Boulevard              Direct
                Suite 300                       Ownership
                Englewood, Colorado
                80111

Class A Units   Gateway Hotel Holdings, Inc.    769,041(1)           14.4%
                5775 DTC Boulevard              Direct
                Suite 300                       Ownership
                Englewood, Colorado
                80111

Class A Units   AIRCOA Equity Interests, Inc.   650,000(1)           12.2%
                5775 DTC Boulevard              Direct
                Suite 300                       Ownership
                Englewood, Colorado
                80111

Class A Units   Richfield Holdings, Inc.        546,740(1)(2)        10.2%
                5775 DTC Boulevard              Direct
                Suite 300                       Ownership
                Englewood, Colorado
                80111

Class A Units   Investing Group:                409,000(3)           7.65%
                                                Direct
                                                Ownership
                Hatfield Family Trust, UA
                RR1, Box 162
                Ridgeland, South Carolina
                29936
                (108,700 units  2.03%)

                                     III-4

                Name and address of         Amount and nature of   Percent
Title of Class  beneficial owner            beneficial ownership   of Class
--------------  -------------------         --------------------   --------
                J. Mark Grosvenor
                3145 Sports Arena
                Boulevard
                San Diego, California
                92110
                (110,000 units  2.02%)

                Gerald Loehr Trust
                c/o Gerald G. Loehr
                P.O. Box 675207
                Rancho Santa Fe, California
                92067
                (43,500 units   .814%)

                Gardner-Smith Living
                Trust, UA
                7825 Fay Avenue, Suite 250
                La Jolla, California  92037
                (43,200 units   .81%)

                Narans Investment
                Management, Inc.
                3440 South Vance Avenue,
                Suite 700
                Lakewood, Colorado  80227
                (32,200 units   .60%)

                Blacor, Inc.
                8235 Douglas Avenue,
                Suite 1300
                Dallas, Texas  75225
                (25,400 units   .47%)

                Lance T. Shaner
                303 Science Park Road
                State College, Pennsylvania
                16803
                (25,500 units   .51%)

                Don W. Cockroft
                P. O. Box 770577
                Memphis, Tennessee  38177
                (10,500 units   .20%)

                Michael McNulty
                8235 Douglas Avenue, Suite
                1300
                Dallas, Texas  75225
                (10,000 units   .20%)

                                     III-5

Class B Units    Century City International   950,000(4)(5)   100.0%
                 Holdings Limited             Indirect
                                              Ownership

      (1) Each of Richfield Holdings, Inc. ("Holdings"), AIRCOA Equity Interests, Inc. ("AEI"), Regal Hotel Management, Inc. ("RHM") and Gateway Hotel Holdings, Inc. ("Gateway") share voting and investment power with Century City International Holdings Limited ("Century City").

      (2) Holdings has direct ownership of 546,740 Class A Units, an indirect ownership of 650,000 Class A Units through AEI, and indirect ownership of 3,800 Class A Units through Richfield Hospitality Services, Inc., for a total direct and indirect ownership of 1,200,540, which represent 22.5% of the Class A Units.

      (3) Individuals or trusts listed have jointly filed a Schedule 13-D indicating that they are acting as a group. Ownership information is based on Amendment No. 2 to the Schedule 13-D filed February 3, 1996.

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

  (b)  Security Ownership of Management

       As of March 4, 1996, no officers or directors of AHS have beneficial ownership of any equity securities of the Partnership or AHS.

Item 13. Certain Relationships and Related Transactions
-------- ----------------------------------------------

     (a)     Transaction with Management and Others - See (b)

     (b)     Certain Business Relationships

             The Partnership is provided services by, and engages in certain other transactions with AHS, its general partner, and other affiliates. See Item 11, Payments and Compensation to the General Partner and Affiliates and Item 8, Financial Statements and Supplementary Data.

                                     III-6

                                    PART IV


                                                                                                          Page
Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         Number
--------        ----------------------------------------------------------------                         ------
(a) (1)         Financial Statements - Included in Part II of this Report:

                Independent Auditors' Report                                                               II-9

                Consolidated Balance Sheets, December 31, 1995 and 1994                                    II-10

                Consolidated Statements of Operations                                                      II-12
                  Years Ended December 31, 1995, 1994, and 1993

                Consolidated Statements of Partners' Capital                                               II-13
                  Years Ended December 31, 1995, 1994, and 1993

                Consolidated Statements of Cash Flows                                                      II-14
                  Years Ended December 31, 1995, 1994, and 1993

                Notes to Consolidated Financial Statements, December 31, 1995 and 1994                     II-16

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

10.25e  Regal McCormick Sublicense Agreement dated February 15, 1996. (1)

10.26 Credit Agreement dated June 8, 1995, between the Partnership and the Operating Partnerships as makers, to The HongKong and Shanghai Banking Corporation Limited as payee, incorporated herein by reference to
        Exhibit 10.40, filed with the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1995.

10.26a Promissory Note dated June 8, 1995, by the Partnership and the Operating Partnerships as makers, to The HongKong Shanghai Banking Corporation Limited as payee in the principal amount of $18,085,000, incorporated herein by reference to Exhibit 10.40a, filed with the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1995.

10.26b Promissory Note dated June 8, 1995, by the Partnership and the Operating Partnerships as makers, to The HongKong Shanghai Banking Corporation Limited as payee in the principal amount of $1,000,000, incorporated herein by reference to Exhibit 10.40b, filed with the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1995.

10.26c Renewal Note dated June 8, 1995, by the Partnership and the Operating Partnerships as makers, to The HongKong Shanghai Banking Corporation Limited as payee in the principal amount of $17,690,000, incorporated herein by reference to Exhibit 10.40c, filed with the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1995.

10.26d Promissory Note dated June 8, 1995, by the Buffalo Operating Partnership, L.P. as maker, to The HongKong and Shanghai Banking Corporation Limited as payee in the principal amount of $9,225,000, incorporated herein by reference to Exhibit 10.40d, filed with the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1995.

10.27 Forwinds Ground Lease, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.36a, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.27a Clarion McCormick Ground Lease, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.36b, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.27b Sheraton Buffalo Ground Lease, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.36d, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.27c Amendment No. 4 to Sheraton Buffalo Ground Lease dated June 28, 1988 incorporated herein by reference to Exhibit 10.34d filed with the Registrant's Annual Report on Form 10-K filed with the Commission on March 31, 1989.

10.27d  Fourwinds Amended and Restated Indenture of Ground Lease dated May
        20, 1991, incorporated herein by reference to Exhibit 10.25c filed with the Registrant's Annual Report on Form 10-K filed with the Commission on April 14, 1992.

10.29 Other material contracts, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.37, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.30   Management Contract for Clarion McCormick, dated as of October 23,
        1982, between ARI, Inc., an Ohio corporation and the Board of Directors of the Council of Co-owners of the Shores, as amended, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.37h, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.31   Letter Agreement for Aurora Inn, dated December 23, 1986, between
        Aurora Inn Co., an Ohio limited partnership and Aurora Inn Operating Partnership, L.P., incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.37l, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.31a Sublease and License Agreement for Sheraton Buffalo, dated as of December 31, 1986 between the Partnership, Buffalo Inn Associates, a Colorado general partnership ("BIA"), and AEI, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418,
        Exhibit 10.37m, declared effective by the Securities and Exchange Commission on January 23, 1987.

10.31b Sublease and License Agreement for Sheraton Buffalo, dated February 20, 1987, between Buffalo Operating Partnership, L.P., BIA and AEI, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 10.37n, declared effective by the Securities and Exchange Commission on July 23, 1987.

10.32 Subscription Agreement dated November 19, 1990 incorporated herein by reference to Exhibit 10.41 filed with the Registrant's Annual Report on Form 10-K filed with the Commission on April 26, 1991.

10.33 Subscription Agreement dated December 11, 1992 incorporated herein by reference to Exhibit 10.38 filed with the Registrant's Annual Report on Form 10-K filed with the Commission on April 15, 1993.

10.34 Promissory Note dated as of June 8, 1995 by AHP as maker, to AHS as payee in the principal amount of $6,000,000. (1)

10.35 Promissory Note dated as of June 8, 1995 by AHP as maker, to AHS as payee in the principal amount of $2,100,000. (1)

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

        By:     AIRCOA HOTEL PARTNERS, L.P.
                a Delaware limited partnership


        By:     AIRCOA HOSPITALITY SERVICES, INC.
                its General Partner


        By:     /s/ Douglas M. Pasquale
                ----------------------------------
                        Douglas M. Pasquale, Chief Executive Officer,
                          President and Director
Dated:
      ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



         Signature                                    Title                            Date
         ---------                                    -----                            ----
/s/ Dougas M. Pasquale
----------------------------
Douglas M. Pasquale             Chief Executive Officer,
                                 President and Director
                                 (Principal Executive and Financial Officer)
                                   of AIRCOA Hospitality Services, Inc.

/s/ David C. Ridgley
----------------------------
David C. Ridgley                Chief Accounting Officer
                                 of AIRCOA Hospitality Services, Inc.
                                 (Principal Accounting Officer)

/s/ Daniel Bong Shu Yin
----------------------------
Daniel Bong Shu Yin             Director
                                 of AIRCOA Hospitality Services, Inc.


/s/ Lawrence Lau Siu Keung
----------------------------
Lawrence Lau Siu Keung          Director
                                 of AIRCOA Hospitality Services, Inc.


/s/ Sandy Leung Sun So
----------------------------
Sandy Leung Sun So              Director
                                 of AIRCOA Hospitality Services, Inc.


/s/ Michael Sheh
----------------------------
Michael Sheh                    Director
                                 of AIRCOA Hospitality Services, Inc.


/s/ Carol K. Werner
----------------------------
Carol K. Werner               Director
                               of AIRCOA Hospitality Services, Inc.


/s/ Anthony Williams
----------------------------
Anthony Williams              Director
                               of AIRCOA Hospitality Services, Inc.
