Form 10-Q
period 1996-03-31
AIRCOA HOTEL PARTNERS L P
filed 1996-05-14
CIK 812591

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

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

There were 5,340,214 Units outstanding of the Registrant's Class A Units, as of May 10, 1996.

                          AIRCOA HOTEL PARTNERS, L.P.

                                     INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I.  FINANCIAL INFORMATION:

         Item 1.    Financial Statements

                    Consolidated Balance Sheets
                     March 31, 1996 (Unaudited) and
                     December 31, 1995                                              2 - 3

                    Consolidated Statements of Operations
                     Three Months Ended March 31, 1996
                     and 1995 (Unaudited)                                               4

                    Consolidated Statement of Partners' Capital
                     Three Months Ended March 31, 1996
                     (Unaudited)                                                        5

                    Consolidated Statements of Cash Flows
                     Three Months Ended March 31, 1996 and 1995
                     (Unaudited)                                                        6

                    Notes to Consolidated Financial
                     Statements (Unaudited)                                        7 - 10

         Item 2.    Management's Discussion and Analysis of                       11 - 13
                     Financial Condition and Results of Operations

PART II. OTHER INFORMATION AND SIGNATURES                                         13 - 14

         See accompanying notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION
- ------- ---------------------

Item 1. Financial  Statements
- ------- ---------------------

                          AIRCOA HOTEL PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)
                                 (In Thousands)


Assets                                            March 31, 1996   December 31, 1995
- ------                                            ---------------  ------------------

Current assets:
 Cash and cash equivalents                              $  3,170            $  2,116
 Accounts receivable:
  Trade                                                    2,883               2,479
  Affiliates                                                  79                 143
 Inventory                                                   347                 339
 Prepaid expenses                                            604                 482
                                                        --------            --------

    Total current assets                                   7,083               5,559
                                                        --------            --------


Property and equipment, at cost:
 Land and leasehold improvements                           8,914               8,914
 Buildings and leasehold improvements                     66,839              66,838
 Furniture, fixtures and equipment                        18,461              18,332
 Construction in progress                                     74                  --
                                                        --------            --------
                                                          94,288              94,084
Less accumulated depreciation and amortization           (32,382)            (31,329)
                                                        --------            --------

    Net property and equipment                            61,906              62,755
                                                        --------            --------

Other assets, including debt issue costs, net of
 accumulated amortization of $337 in 1996 and
    $237 in 1995                                             987               1,092
                                                        --------            --------

                                                         $69,976             $69,406
                                                        ========            ========

                                  (continued)

         See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS (Continued)

                                  (Unaudited)
                                 (In Thousands)



Liabilities and Partners' Capital                 March 31, 1996   December 31, 1995
- ---------------------------------                 ---------------  ------------------

Current liabilities:
 Current installments of long-term debt                  $ 1,080             $ 1,080
 Trade accounts payable                                    1,828               1,683
 Payables to affiliates                                      478                 715
 Accrued liabilities:
  Payroll                                                    346                 217
  Taxes, other than income taxes                             744                 473
  Other                                                    2,385               1,848
 Deferred revenue and advance deposits                     1,618               1,995
                                                         -------             -------

     Total current liabilities                             8,479               8,011

Long-term debt, excluding current installments            43,020              43,290

Notes payable to affiliates                                8,100               8,100

Accrued administration and management fees
 payable to affiliate                                        253                 253
                                                         -------             -------

     Total liabilities                                    59,852              59,654
                                                         -------             -------

Partners' capital:
 General partner                                             241                 236
 Limited partners:
  Class A Unitholders                                     13,693              13,603
  Class B Unitholders (deficit)                           (3,810)             (4,087)
                                                         -------             -------

     Total partners' capital                              10,124               9,752
                                                         -------             -------

                                                         $69,976             $69,406
                                                         =======             =======

         See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)
                        (In Thousands, Except Unit Data)



                                                    1996             1995
                                                 ----------        ---------

Revenue:
 Rooms                                           $    7,317        $  6,508
 Food and beverage                                    3,017           2,635
 Other property operations                            2,034           1,751
                                                 ----------        --------
                                                     12,368          10,894
                                                 ----------        --------
Costs and operating expenses:
 Rooms                                                1,886           1,757
 Food and beverage                                    2,187           2,047
 Other property operations                              961             945
 Administrative and general                           1,215           1,150
 Marketing                                            1,134           1,058
 Energy                                                 617             578
 Property maintenance                                   573             545
 Rent, taxes and insurance                              683             623
 Management fees                                        492             434
 Depreciation and amortization                        1,053           1,013
                                                 ----------        --------
                                                     10,801          10,150
                                                 ----------        --------

     Operating income                                 1,567             744

Interest expense, including
 amortization of debt costs                           1,195           1,234
                                                 ----------        --------

  Net income (loss)                              $      372            (490)
                                                 ==========        ========

Net income (loss) per limited
 partnership Unit:
 Class A Unitholders:
  Net income (loss)                                    $.02            (.14)
                                                 ==========        ========

 Class B Unitholders:
  Net income                                           $.29             .28
                                                 ==========        ========

Weighted average number of units outstanding:
 Class A                                          5,340,214       5,340,214
 Class B                                            950,000         950,000

         See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                       THREE MONTHS ENDED MARCH 31, 1996

                                  (Unaudited)
                        (In Thousands, Except Unit Data)


                                 Limited Partners' Capital (Deficit)
                              -----------------------------------------
                              Class A Unitholders   Class B Unitholders   Total
                    General   -------------------   -------------------  Partners'
                    Partner     Units     Capital    Units     Deficit   Capital
                    -------   ---------   -------   -------    --------  -------
Balances at
 December 31, 1995    $236    5,340,214   $13,603   950,000   $(4,087)   $ 9,752

Net income               5           --        90        --       277        372
                      ----    ---------   -------   -------   -------    -------

Balances at
 March 31, 1996       $241    5,340,214   $13,693   950,000   $(3,810)   $10,124
                      ====    =========   =======   =======   =======    =======

         See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)
                                 (In Thousands)


                                                         1996      1995
                                                       --------  --------
Cash flows from operating activities:

 Cash received from customers                           $11,305   $10,818
 Cash paid to suppliers and vendors                      (6,528)   (6,315)
 Cash paid to employees                                  (3,110)   (3,135)
 Interest paid                                             (488)     (963)
 Other cash receipts, net                                   349       262
                                                        -------   -------

     Net cash provided by operating activities            1,528       667
                                                        -------   -------

Cash flows from investing activities:
 Capital expenditures                                      (204)      (57)
                                                        -------   -------

Cash flows from financing activities:
 Principal payments on long-term debt                      (270)     (825)
                                                        -------   -------


    Increase/(decrease) in cash and cash equivalents      1,054      (215)

Cash and cash equivalents at beginning of period          2,116     1,261
                                                        -------   -------

Cash and cash equivalents at end of period              $ 3,170   $ 1,046
                                                        =======   =======

         See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (Unaudited)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the period ended December 31, 1995. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

(2)  LONG-TERM DEBT

     On June 8, 1995, the Partnership signed a credit agreement with a new lender which provided a $45,000,000 first mortgage loan and a $1,000,000 revolving credit line. The proceeds of the $45,000,000 first mortgage loan were used to refinance, on a long-term basis, the Partnership's existing mortgage loan in the amount of $38,950,000 and the note payable to bank of $1,790,000 which were due July 31, 1995 and October 31, 1995, respectively, and to provide approximately $3,000,000 to fund hotel property renovations. The balance of the funds was used for the payment of a facility fee and closing costs.

     The first mortgage loan interest rate at March 31, 1996 of 7.375% was based on the current Eurodollar rate plus 2%, and is fixed through August 1, 1996. Repayment of the first mortgage loan is based on a twenty-year amortization with a final maturity date in June 2000. Payments under this loan consist of monthly installments of $90,000 plus interest on the unpaid balance. The revolving credit line is renewable annually at the option of the lender. No amounts have been drawn on the line at March 31, 1996.

     Long term debt is summarized as follows (in thousands):

                                  March 31,  December 31,
                                     1996         1995
                                  ---------  ------------

     Mortgage loan                  $44,100       $44,370
     Less current installments        1,080         1,080
                                    -------       -------

     Long-term debt, excluding
      current installments          $43,020       $43,290
                                    =======       =======

                          AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (Unaudited)
     LONG-TERM DEBT (CONTINUED)

     The new first mortgage loan and revolving credit line contain various covenants including: minimum debt service ratios, restrictions on additional indebtedness, limitations on annual cash distributions to Class A Unitholders, limitations on the payment of principal on the affiliate notes payable, prepayment premium during the first two years, deferral of management fees payable to Richfield if minimum debt service ratios are not achieved, maintenance of a capital expenditure reserve account equal to 5% of gross revenue and a maximum loan-to-value ratio of 65% based on the aggregate appraised values of the Properties. The new first mortgage loan and revolving credit line are subject to certain limited guarantees of an affiliate of the General Partner. The first mortgage loan also requires the Bank's approval of any dilution in the present ownership interests of affiliates of the General Partner in the Partnership.

     In accordance with the Partnership Agreement, the General Partner received a 1% financing fee reduced by the amount of the financing fee paid to the lender for arranging the refinancing of the Partnership's indebtedness. In addition, the Partnership pays an annual guarantee fee calculated at .5% of the outstanding loan balance at June 8th of each year to an affiliate of the General Partner for the limited guarantee of the first mortgage loan and the revolving credit line.

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

     Pursuant to this extension, the Notes, which originally matured in January 1995 are due on June 8, 2000 which is coterminous with the new mortgage loan. The unpaid interest on the Notes accrued prior to January 1, 1995 in the amount of $2,100,000 was converted into a new promissory note ("New Note") which also matures on June 8, 2000. The New Note accrues interest at the rate of 12% per annum and is payable at maturity. Interest accrued on the Notes after December 31, 1994, was paid at closing. Interest incurred on the Notes subsequent to closing continues to be accrued at 12% per annum and is paid monthly. The Notes and New Note are convertible into Class A Units of the Partnership at $16.60 per unit. In addition, the Notes and New Notes stipulate that 25% of any excess cash flow, as defined in the new mortgage loan, will be applied against the principal of the notes outstanding.

(4)  PARTNERSHIP UNITS AND ALLOCATIONS

     LIMITED PARTNERSHIP UNITS

     The Class A Units entitle each Unitholder to a limited partnership interest in a percentage of the profits and losses, tax allocations and distributions of the Partnership, as described below.

     The Class B Units entitle each Unitholder to a limited partnership interest which is subordinate to the Class A Units, in certain circumstances. The Class B Units are redeemable by the Partnership or convertible into Class A Units, in certain circumstances. The Class B Units do not receive distributions until the Class A Unitholders receive defined Minimum Annual Distributions. Through 1996, the Class B Units are convertible into Class A Units to the extent that distributable cash flow

                           AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (Unaudited)

     PARTNERSHIP UNITS AND ALLOCATIONS (CONTINUED)

     LIMITED PARTNERSHIP UNITS (CONTINUED)

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

     CASH DISTRIBUTIONS

     The Partnership Agreement provides for periodic distribution of distributable cash flow, as defined, to the partners at the discretion of the General Partner. Distributable cash flow is generally defined as cash flow from operations of the hotel properties. Such cash is allocated and distributed (net of AHS' 1% general partnership interest in the Operating Partnerships) 99% to the Class A Unitholders and 1% to the General Partner until the Class A Unitholders have received defined Minimum Annual Distributions. At March 31, 1996, the cumulative unpaid Minimum Annual Distribution per Class A Unit significantly exceeds the Partnerships' net asset value per unit based on the December 31, 1995 appraised values of the hotel properties.

     According to the new first mortgage loan, the maximum annual amount that the Partnership may distribute to the Class A Unitholders is equal to 50% of excess cash flow as defined in the mortgage loan agreement. However, if the debt service coverage ratio, as defined, is greater than 1.50, then the Partnership may distribute up to 75% of such excess cash flow.

     In addition, the Partnership may not make any distributions to the Class A Unitholders if there are any amounts which are due and payable under the mortgage loan agreement which are unpaid.

(5)  RELATED PARTY TRANSACTIONS

     The following amounts resulting from transactions with affiliates are included in the accompanying consolidated statements of operations (in thousands):
                                              For the three
                                          months ended March 31,
                                          ----------------------
                                                1996   1995
                                                -----  -----
   Partnership administration fees              $  43  $  56
                                                =====  =====
   Management fees                              $ 492  $ 434
                                                =====  =====
   Allocated insurance expenses                 $ 358  $ 349
                                                =====  =====
   Allocated data processing cost               $  23  $  13
                                                =====  =====
   Interest expense                             $ 243  $ 180
                                                =====  =====
   Lease income                                 $  46  $  41
                                                =====  =====
   License fees                                 $  94  $  62
                                                =====  =====

                          AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (Unaudited)

     RELATED PARTY TRANSACTIONS (CONTINUED)

     The properties are obligated to reimburse an affiliate for payroll, professional fees, and certain out-of-pocket expenses incurred by the affiliate on their behalf. Affiliates are also paid purchasing and design fees in connection with renovations of the hotels and purchases of furnishings, equipment and supplies.

     The financing fee of $160,000 paid to the General Partner and the annual guarantee fee of $230,000 paid to an affiliate of the Partnership have been capitalized and are included in other assets. The financing fee is being amortized over the life of the first mortgage loan, and the annual guarantee fee is being amortized over twelve months.

(6)  INCOME TAXES

     No current provision or benefit for income taxes is included in the accompanying consolidated financial statements since the taxable income or loss of the Partnership is included in the tax returns of the individual partners of the Partnership.

     The Partnership's only significant temporary difference is an excess of the tax basis over the book basis of the Partnership's hotels of approximately $6,500,000 which gives rise to a net deferred tax asset of approximately $2,600,000. The Partnership has established a 100% valuation allowance on these net deferred tax assets. Current federal income tax regulations will subject the Partnership to corporate taxation beginning in 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- ------   -----------------------------------------------------------------------
         of Operations
         -------------


     RESULTS OF OPERATIONS

     Partnership revenue for the first three months of 1996 increased $1,474,000 or 13.5% compared to the first three months of 1995. Average occupancy and daily room rates for the portfolio of 1,586 rooms are summarized as follows:

                                   Three months
                                  ended March 31,
                                 -----------------
                                   1996     1995
                                 --------  ------

     Average occupancy              75.9%    75.7%

     Average daily room rates     $66.45   $60.11

     The Partnership's properties produced higher revenue in the first three months of 1996 when compared to the first three months of 1995, primarily as a result of increased average daily room rates and increased food and beverage revenue. Rooms revenue is primarily a function of the Properties' occupancy levels and room rates.

     Net rooms margin (rooms revenue less rooms expenses) increased $680,000 or 14.3% for the first three months of 1996 as compared to the first three months of 1995, as revenue increased by $809,000 or 12.4%, while expenses only increased $129,000 or 7.3%. The largest increases in margin occurred at Sheraton Lakeside, Regal McCormick Ranch and Sheraton Durham. The increase at Sheraton Lakeside was generated through an increase in room rates, primarily in the leisure market segment, and a slight increase in occupancy. The increases at Regal McCormick Ranch and Sheraton Durham were primarily generated through increased room rates. The rate increases at Regal McCormick Ranch were achieved in the group and leisure market segments, while the rate increases at Sheraton Durham were primarily achieved in the commercial market segment.

     Net food and beverage margin (food and beverage revenue less food and beverage expenses) increased $242,000 or 41.2% for the first three months of 1996 compared to the first three months of 1995, as revenue increased $382,000 or 14.5%, while expenses only increased $140,000 or 6.8%. This significant increase in food and beverage contribution was achieved through improved margins on food costs and reduction in payroll expenses.

     Revenue from other property operations increased $283,000 or 16.2% for the first three months of 1996 as compared to the same period in the prior year. The majority of this increase occurred at Regal McCormick Ranch and was primarily due to increased activities in the Scottsdale region which benefited from hosting the Super Bowl and Fiesta Bowl at the beginning of the year.

     Operating income for the first three months of 1996 increased $823,000 or 111% compared to the first three months of 1995 as revenue increased 13.5%, while operating costs only increased 6.4%.

     Interest expense decreased $39,000 or 3.2% during the first quarter of 1996 as compared to 1995 as the result of a decrease in the average interest rate (inclusive of amortization of debt issue cost) from 10.35% to 9.13%, offset in part by higher average debt levels.

     Cash flow from operations differs from net income of the Partnership due to the effects of depreciation, amortization and accruals as reflected in the consolidated statements of cash flows. Net income/(loss) per Class A Unit and the net income per Class B Unit reflect allocations of the net income as required by the Partnership Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first three months of 1996 was $1,528,000, an increase of $861,000 as compared with the same period in 1995. The increase is primarily attributable to the increase in cash received from customers of $487,000 and the decrease in interest paid of $475,000. Cash used in investing activities increased $147,000 in the first three months of 1996 compared to the first three months of 1995. The increase primarily reflects capital expenditures at Sheraton Durham. Cash used in financing activities decreased $555,000 in the first three months of 1996 compared to the first three months of 1995. The decrease is attributable to the Partnership refinancing its long term debt in June 1995. This refinancing resulted in a new $45,000,000 first mortgage loan and a $1,000,000 revolving line of credit. Repayment of the new first mortgage loan is based on a 20 year amortization with a final maturity date in June 2000. Payments under the new first mortgage loan consist of monthly installments of $90,000 plus interest on the unpaid balance. The previous mortgage loan had required monthly installments of $275,000 plus interest.

The Partnership had indebtedness at March 31, 1996 of $52,200,000 as compared to $52,470,000 at December 31, 1995. At March 31, 1996, the Partnership had a working capital deficit of $1,396,000 compared to a working capital deficit of $2,452,000 at December 31, 1995. The Partnership's working capital requirements, debt service obligations and capital expenditures are expected to be satisfied through a combination of operating cash flows and draws on its revolving line of credit. The Partnership has capital improvements of approximately $3,700,000 planned in 1996. These improvements will be primarily funded from hotel operations.

The market value of the Partnership's properties differs significantly from the historical cost of the properties as reflected in the Partnership's balance sheet at March 31, 1996. As indicated under Item 2 in the Partnership's 1995 Form 10-K, the aggregate appraised value of the hotel properties at December 31, 1995 was $82,875,000. The December 1995 appraised value may not be representative of the appraised value which will be obtained as of December 31, 1996 and is not necessarily indicative of the ability of the Partnership to consummate a sale of the properties or the actual sale price to be realized from the sale of the properties. However, the appraised value does represent the appraiser's opinion of the most probable price for which the hotel properties should sell in a competitive market.

PARTNERSHIP DISTRIBUTIONS AND UNIT CONVERSIONS

The Partnership Agreement provides for periodic distribution of distributable cash flow, as defined, to the partners subject to any applicable restrictions and the discretion of the General Partner. The Partnership has not made any distributions since 1990. Prior to making future distributions, the Partnership will comply with its capital expenditure requirements as specified in its mortgage loan agreement and maintain sufficient working capital balances. The Partnership currently has a Minimum Annual Distribution requirement of $2.16 per Class A Unit. At March 31, 1996, the cumulative unpaid Minimum Annual Distribution per Class A Unit significantly exceeds the Partnership's net asset value per unit based on the December 31, 1995 appraised values of the hotel properties. At this time, it is unlikely that there will be any funds available for distribution to the Class A Unitholders in 1996.

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

     Based on current market prices of the Class A Units, such required conversion is expected to result in substantial dilution to the preconversion Class A Unitholders. For example, based on the average closing month-end market price of Class A Units during the first quarter of 1996 of approximately $1.81, the conversion of 250,000 Class B Units in the first year of the required conversion period would result in an approximate 34% dilution to the Class A Unitholders upon conversion. The conversion of all 950,000 Class B Units would result in an approximate 66% dilution to the preconversion Class A Unitholders at the $1.81 per unit market price. In addition, using the same per unit market price for a Class A Unit of $1.81, affiliate ownership of Class A Units would increase to approximately 81% and 90% upon conversion of the first 250,000 Class B Units and conversion of all 950,000 Class B Units, respectively. Changes in the market price of Class A Units do not result in proportional changes in dilution. The market price of the Partnership's Class A Units is subject to fluctuations and there is no assurance that such prices upon conversion will approximate the average per unit market price in the first quarter of 1996.

     Pursuant to the Partnership Agreement, the Class A Units to be issued upon conversion of the Class B Units must be identical to the Class A Units existing prior to the conversion date. If the General Partner determines, based on advice of counsel, that no reasonable allowable convention or other method is available to preserve the uniformity of the intrinsic tax characteristics of any specifically identifiable group of units, such units will be separately identified, to the extent practicable, as distinct classes to reflect these intrinsic tax differences, regardless of any such non-uniformity.

     OTHER MATTERS

     Management of the Partnership, the Board of Directors of the General Partner and the Advisory Committee are seeking to increase the value of the Partnership for all of its Unitholders. Management has been evaluating and will continue to evaluate different strategies for maximizing Unitholder value including; (i) continued ownership and operation of the properties,
     (ii) liquidation, sale or other similar transactions, (iii) sale of one or more of the Partnership's properties in response to exceptional offers, and
     (iv) combining the Partnership or its assets with other hotel-owning entities.

     Unless and until such time as management identifies one or more preferable strategic alternatives, the Partnership intends to pursue its current strategy of owning and operating its existing portfolio of properties.


PART II.  OTHER INFORMATION
- --------  -----------------

     All other items are either not applicable or would be answered in the negative and accordingly have been omitted.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AIRCOA HOTEL PARTNERS, L.P.


                              By:  AIRCOA Hospitality Services, Inc.,
                                   General Partner



Date:    May 14, 1996         By:  /s/ DOUGLAS M. PASQUALE
       --------------              -----------------------
                                    Douglas M. Pasquale
                                     President and Director
                                     (Principal Executive and Financial Officer)



                              By:  /s/ DAVID C. RIDGLEY
                                   --------------------
                                    David C. Ridgley
                                     Vice President
                                     and Chief Accounting Officer
                                     (Duly Authorized Officer)