Form 10-Q
period 1996-06-30
AIRCOA HOTEL PARTNERS L P
filed 1996-08-13
CIK 812591

- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

                                       OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

There were 5,340,214 Units outstanding of the Registrant's Class A Units as of July 30, 1996.

- -------------------------------------------------------------------------------

                          AIRCOA HOTEL PARTNERS, L.P.

                                     INDEX

                                                                        Page
                                                                        Number
                                                                        ------

PART I.   FINANCIAL INFORMATION:

          Item 1.    Financial Statements

                     Consolidated Balance Sheets
                       June 30, 1996 (Unaudited) and
                       December 31, 1995                                  2 - 3

                     Consolidated Statements of Operations
                       Three Months and Six Months Ended June 30, 1996
                       and 1995 (Unaudited)                                   4

                     Consolidated Statement of Partners' Capital
                       Six Months Ended June 30, 1996
                       (Unaudited)                                            5

                     Consolidated Statements of Cash Flows
                       Six Months Ended June 30, 1996 and 1995
                       (Unaudited)                                            6

                     Notes to Consolidated Financial
                       Statements (Unaudited)                            7 - 10

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      11 - 14

PART II.  OTHER INFORMATION AND SIGNATURES                              14 - 15


         See accompanying notes to consolidated financial statements.

PART I.    FINANCIAL INFORMATION
- -------    ---------------------

Item 1.    Financial  Statements
- -------    ---------------------

                          AIRCOA HOTEL PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                 (In Thousands)

Assets                                            June 30, 1996   December 31, 1995
- ------                                            --------------  ------------------

Current assets:
 Cash and cash equivalents                             $  3,929            $  2,116
 Accounts receivable:
  Trade                                                   2,241               2,479
  Affiliates                                                 78                 143
 Inventory                                                  370                 339
 Prepaid expenses                                           431                 482
                                                       --------            --------

    Total current assets                                  7,049               5,559
                                                       --------            --------


Property and equipment, at cost:
 Land and leasehold improvements                          8,922               8,914
 Buildings and leasehold improvements                    66,893              66,838
 Furniture, fixtures and equipment                       19,147              18,332
                                                       --------            --------
                                                         94,962              94,084
Less accumulated depreciation and amortization          (33,435)            (31,329)
                                                       --------            --------

    Net property and equipment                           61,527              62,755
                                                       --------            --------

Other assets, including debt issue costs, net of
 accumulated amortization of $421 in 1996 and
 $237 in 1995                                               904               1,092
                                                       --------            --------

                                                       $ 69,480            $ 69,406
                                                       ========            ========

                                (continued)

         See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                                  (Unaudited)

                                (In Thousands)


Liabilities and Partners' Capital                             June 30, 1996   December 31, 1995
- ---------------------------------                             -------------   -----------------

Current liabilities:
 Current installments of long-term debt                            $ 1,080             $ 1,080
 Accounts payable:
   Trade                                                             1,390               1,683
   Affiliates                                                          444                 715
 Interest payable to affiliate                                          60                  --
 Accrued liabilities:
  Payroll                                                              394                 217
  Taxes, other than income taxes                                       860                 473
  Other                                                              1,972               1,848
 Deferred revenue and advance deposits                               1,077               1,995
                                                                   -------             -------

     Total current liabilities                                       7,277               8,011

Long-term debt, excluding current installments                      42,750              43,290

Notes payable to affiliate                                           8,100               8,100

Accrued administration fees, management fees and interest
 payable to affiliate                                                  379                 253
                                                                   -------             -------

     Total liabilities                                              58,506              59,654
                                                                   -------             -------

Partners' capital:
 General Partner                                                       255                 236
 Limited partners:
  Class A Unitholders                                               14,228              13,603
  Class B Unitholders (deficit)                                     (3,509)             (4,087)
                                                                   -------             -------

     Total partners' capital                                        10,974               9,752
                                                                   -------             -------

                                                                   $69,480             $69,406
                                                                   =======             =======

         See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                        (In Thousands, Except Unit Data)

                                                    Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
                                                   ---------------------     --------------------
                                                     1996         1995         1996        1995
                                                   ---------    --------     --------    --------
Revenue:
 Rooms                                                 7,739    $  7,184     $ 15,056    $ 13,692
 Food and beverage                                     3,436       3,250        6,453       5,885
 Other property operations                             1,878       1,908        3,912       3,659
                                                   ---------    --------     --------    --------
                                                      13,053      12,342       25,421      23,236
                                                   ---------    --------     --------    --------
Costs and operating expenses:
 Rooms                                                 2,056       1,914        3,942       3,671
 Food and beverage                                     2,373       2,292        4,560       4,339
 Other property operations                               760         841        1,721       1,786
 Administrative and general                            1,343       1,201        2,558       2,351
 Marketing                                             1,050       1,011        2,184       2,069
 Energy                                                  599         573        1,216       1,151
 Property maintenance                                    633         644        1,206       1,189
 Rent, taxes and insurance                               654         730        1,337       1,353
 Management fees                                         518         491        1,010         925
 Depreciation and amortization                         1,053       1,003        2,106       2,016
                                                   ---------    --------     --------    --------
                                                      11,039      10,700       21,840      20,850
                                                   ---------    --------     --------    --------

 Operating income                                      2,014       1,642        3,581       2,386

Interest expense, including
 amortization of debt costs                            1,164       1,168        2,359       2,402
                                                   ---------    --------     --------    --------

Net income (loss)                                  $     850    $    474     $  1,222    $    (16)
                                                   =========    ========     ========    ========

Net income (loss) per limited
 partnership unit:

 Class A Unitholders:
   Net income (loss) - primary                          $.10        $.03         $.12       $(.11)
                                                   =========    ========     ========    ========

   Net income - fully diluted                            .07           -          .10           -
                                                   =========    ========     ========    ========

 Class B Unitholders:
   Net income                                           $.32        $.33         $.61        $.61
                                                   =========    ========     ========    ========

Weighted average number of units outstanding:
 Class A - primary                                 5,340,214   5,340,214    5,340,214   5,340,214
 Class A - fully diluted                          15,775,810           -   16,043,220           -
 Class B                                             950,000     950,000      950,000     950,000

         See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                         SIX MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)

                        (In Thousands, Except Unit Data)



                                Limited Partners' Capital (Deficit)
                             ----------------------------------------
                             Class A Unitholders  Class B Unitholders    Total
                    General  -------------------  -------------------  Partners'
                    Partner    Units     Capital    Units    Deficit    Capital
                    -------  ---------  --------  --------- ---------   -------
Balances at
 December 31, 1995     $236  5,340,214   $13,603   950,000   $(4,087)    $9,752

Net income               19          -       625         -       578      1,222
                       ----  ---------   -------   -------   -------    -------

Balances at
 June 30, 1996         $255  5,340,214   $14,228   950,000   $(3,509)   $10,974
                       ====  =========   =======   =======   =======    =======


         See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                (In Thousands)

                                                 1996         1995
                                               --------     --------

Cash flows from operating activities:
 Cash received from customers                  $ 23,948      $ 22,344
 Cash paid to suppliers and vendors             (13,626)      (13,650)
 Cash paid to employees                          (6,513)       (6,507)
 Interest paid                                   (1,441)       (1,919)
 Other cash receipts, net                           863           834
                                               --------      --------

   Net cash provided by operating activities      3,231         1,102
                                               --------      --------

Cash flows from investing activities:
 Capital expenditures                              (878)         (411)
                                               --------      --------

   Net cash used by investing expenditures         (878)         (411)
                                               --------      --------

Cash flows from financing activities:
 Principal payments on long-term debt              (540)      (42,455)
 Proceeds from refinancing                            _        45,000
 Payments for debt issuance cost                      _          (882)
                                               --------      --------

   Net cash provided (used) by financing
    activity                                       (540)        1,663
                                               --------      --------

  Increase in cash and cash equivalents           1,813         2,354

Cash and cash equivalents at beginning
 of period                                        2,116         1,261
                                               --------      --------

Cash and cash equivalents at end of period     $  3,929      $  3,615
                                               ========      ========

         See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

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

     The Partnership holds a 99% limited partner interest in each of the six Operating Partnerships, which hold title to the Properties and through which the Partnership conducts all of its operations. AIRCOA Hospitality Services, Inc. ("AHS"), a wholly owned subsidiary of Richfield Hospitality Services, Inc. ("Richfield"), is the 1% General Partner of each of the Operating Partnerships. Richfield operates the Properties for the Partnership under certain management agreements.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the period ended December 31, 1995. Operating results for the six months ended
     June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

     Certain amounts reported in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

(2)  LONG-TERM DEBT

     On June 8, 1995, the Partnership signed a credit agreement with a new lender which provided a $45,000,000 first mortgage loan and a $1,000,000 revolving credit line. The proceeds of the $45,000,000 first mortgage loan were used principally to refinance, on a long-term basis, the Partnership's existing mortgage loan in the amount of $38,950,000 and the note payable to bank of $1,790,000 which were due July 31, 1995 and October 31, 1995, respectively, and to provide approximately $3,000,000 to fund hotel property renovations. The balance of the funds was used for the payment of a facility fee and closing costs.

     The first mortgage loan interest rate at June 30, 1996 of 7.375% was based on the current Eurodollar rate plus 2%, and has been fixed through August 1, 1996. Repayment of the first mortgage loan is based on a twenty-year amortization with a final maturity date in June 2000. Payments under this loan consist of monthly installments of $90,000 plus interest on the unpaid balance. The revolving credit line is renewable annually at the option of the lender. No amounts have been drawn on the line at June 30, 1996.

     Long-term debt is summarized as follows (in thousands):

                                                     June 30,    December 31,
                                                       1996          1995
                                                     --------    ------------

   Mortgage loan                                      $43,830       $44,370
   Less current installments                            1,080         1,080
                                                      -------       -------
   Long-term debt, excluding current installments     $42,750       $43,290
                                                      =======       =======

                          AIRCOA HOTEL PARTNERS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

                                  (Unaudited)

     The first mortgage loan and revolving credit line contain various covenants including: minimum debt service ratios, restrictions on additional indebtedness, limitations on annual cash distributions to Class A Unitholders, limitations on the payment of principal on the affiliate notes payable, prepayment premium during the first three years, deferral of management fees payable to Richfield if minimum debt service ratios are not achieved, maintenance of a capital expenditure reserve account equal to 5% of gross revenue and a maximum loan-to-value ratio of 65% based on the aggregate appraised values of the Properties. The first mortgage loan and revolving credit line are subject to certain limited guarantees of an affiliate of the General Partner. The first mortgage loan also requires the lender's approval of any dilution in the present ownership interests of affiliates of the General Partner in the Partnership.

     In accordance with the Partnership Agreement, the General Partner received a 1% financing fee, reduced by the amount of the financing fee paid to the lender, for arranging the refinancing of the Partnership's indebtedness. In addition, the Partnership pays an annual guarantee fee to an affiliate of the General Partner for the limited guarantee of the first mortgage loan and the revolving credit line. The guarantee fee is calculated at .5% of the total of the outstanding mortgage loan balance at June 8th of each year plus the revolving credit line amount.

(3)  NOTES PAYABLE TO AFFILIATE

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

     Pursuant to this extension, the Notes, which originally matured in January 1995 are due on June 8, 2000 which is coterminous with the new mortgage loan. The unpaid interest on the Notes accrued prior to January 1, 1995 in the amount of $2,100,000 was converted into a new promissory note ("New Note"), which also matures on June 8, 2000. The New Note accrues interest at the rate of 12% per annum and is payable at maturity. Interest accrued on the Notes after December 31, 1994 was paid at closing. Interest incurred on the Notes subsequent to closing continues to be accrued at 12% per annum and is paid monthly. These notes are convertible into Class A Units of the Partnership at $16.60 per unit. In addition, the Notes and New Note stipulate that 25% of any excess cash flow, as defined in the new mortgage loan, will be applied against the principal of the notes outstanding.

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

                          AIRCOA HOTEL PARTNERS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

                                  (Unaudited)

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

     CASH DISTRIBUTIONS

     The Partnership Agreement provides for periodic distribution of distributable cash flow, as defined, to the partners at the discretion of the General Partner. Distributable cash flow is generally defined as cash flow from operations of the hotel properties. Such cash is allocated and distributed (net of AHS' 1% general partnership interest in the Operating Partnerships) 99% to the Class A Unitholders and 1% to the General Partner until the Class A Unitholders have received defined Minimum Annual Distributions. At June 30, 1996, the cumulative unpaid Minimum Annual Distribution per Class A Unit significantly exceeds the Partnerships' net asset value per unit based on the December 31, 1995 appraised values of the hotel properties.

     According to the first mortgage loan, the maximum annual amount that the Partnership may distribute to the Class A Unitholders is equal to 50% of the excess cash flow, as defined. However, if the debt service coverage ratio, as defined, is greater than 1.50, then the Partnership may distribute up to 75% of the excess cash flow.

     In addition, the Partnership may not make any distributions to the Class A Unitholders if there are any amounts which are due and payable under the loan agreement which are unpaid.

(5)  RELATED PARTY TRANSACTIONS

     The following amounts resulting from transactions with affiliates are included in the accompanying consolidated statements of operations (in thousands):

                                                                      For the six
                                                                  months ended June 30,
                                                                  ---------------------
                                                                    1996         1995
                                                                    ----         ----

     Partnership administration fees                               $   95        $ 101
                                                                   ======        =====
     Management fees                                               $1,010        $ 925
                                                                   ======        =====
     Allocated insurance expenses                                  $  692        $ 720
                                                                   ======        =====
     Allocated data processing cost                                $   44        $  25
                                                                   ======        =====
     Interest expense                                              $  486        $ 360
                                                                   ======        =====
     Lease income                                                  $  115        $ 101
                                                                   ======        =====
     License fees                                                  $  149        $ 106
                                                                   ======        =====
     Guarantee and financing fees(included in interest expense)    $  112        $  21
                                                                   ======        =====

     The Properties are obligated to reimburse an affiliate for payroll, professional fees, and certain out-of-pocket expenses incurred by the affiliate on their behalf. Affiliates are also paid purchasing and design fees in connection with renovations of the hotels and purchases of furnishings, equipment and supplies.

     Effective August 1, 1996, Sheraton University Center was converted to Regal University Hotel. Accordingly, Regal University Hotel has a license agreement with an affiliate to operate as a Regal hotel.

                          AIRCOA HOTEL PARTNERS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     RESULTS OF OPERATIONS

     Partnership revenue for the three months ended June 30, 1996 increased $711,000 or 5.8% compared to the three months ended June 30, 1995. Revenue for the first six months of 1996 increased $2,185,000 or 9.4% compared to the first six months of 1995. Average occupancy and daily room rates for the portfolio of 1,586 rooms are summarized as follows:



                                       Three months           Six months
                                      ended June 30,        ended June 30,
                                      --------------        ---------------
                                      1996      1995        1996       1995
                                      ----      ----        ----       ----

       Average occupancy              83.7%     83.9%       79.9%      79.5%

       Average daily room rates      $63.90    $59.19      $65.11     $59.89

     The Partnership's properties produced higher revenue for the three months and six months ended June 30, 1996 when compared to the three months and six months ended June 30, 1995, primarily as a result of increased average daily room rates and increased food and beverage revenue. Rooms revenue is primarily a function of the Properties' occupancy levels and room rates.

     Net rooms margin (rooms revenue less rooms expenses) increased $413,000 or 7.8% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, as revenue increased by $555,000 or 7.7% while expenses increased $142,000 or 7.4%. Net rooms margin increased $1,093,000 or 10.9% for the first six months of 1996 as compared to the first six months of 1995, as revenues increased by $1,364,000 or 10.0% while expenses only increased $271,000 or 7.4%. The largest increases in margin for the three months and six months ended June 30, 1996 as compared to same periods in 1995 occurred at Sheraton Lakeside, Regal University Hotel (formerly Sheraton University Center) and Regal McCormick Ranch. The increases at Sheraton Lakeside were generated through increases in room rates, primarily in the leisure market segment, and increases in occupancy, primarily in the wholesale and group segments. The increases at Regal McCormick Ranch and Regal University Hotel were primarily generated through increases in room rates, offset with slight decreases in occupancy. The room rate increases at Regal McCormick Ranch were achieved in the group and leisure market segments, while the rate increases at Regal University Hotel were primarily achieved in the commercial and group market segments. Net rooms margin increased at Sheraton Buffalo during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase was generated through an increase in room rates, primarily achieved in the group and leisure market segments.

     Net food and beverage margin (food and beverage revenue less food and beverage expenses) increased $105,000 or 11.0% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, as revenue increased by $186,000 or 5.7% while expenses increased $81,000 or 3.5%. Net food and beverage margin increased $347,000 or 22.4% for the first six months of 1996 compared to the six months ended June 30, 1995, as revenue increased $568,000 or 9.7% while expenses only increased $221,000 or 5.1%. This increase in food and beverage contribution was achieved through improved margins on food costs.

     Revenue from other property operations decreased slightly for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and increased $253,000 or 6.9% for the six months ended June 30, 1996 as compared to the same period in the prior year. This is primarily due to increased activities at Regal McCormick Ranch during the first quarter of 1996 in the Scottsdale region, which benefited from Phoenix, Arizona hosting the Super Bowl and Fiesta Bowl at the beginning of the year.

     Operating income for the three months ended June 30, 1996 increased $372,000 or 22.7% as compared to the three months ended June 30, 1995, as revenue increased 5.8% while operating costs only increased 3.2%. Operating income increased $1,195,000 or 50.0% for the six months ended June 30, 1996 as compared to the first six months of 1995, as revenue increased 9.4% while operating costs only increased 4.7%.

     Interest expense decreased slightly for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. For the six months ended June 30, 1996, interest expense decreased $43,000 or 1.8% as compared to the six months ended June 30, 1995, as the result of a decrease in the average interest rate (inclusive of amortization of debt issue cost) from 9.68% to 9.04%, offset in part by higher average debt levels.

     Cash flow from operations differs from net income of the Partnership due to the effects of depreciation, amortization and accruals as reflected in the consolidated statements of cash flows. Net income/(loss) per Class A Unit and the net income per Class B Unit reflect allocations of the net income as required by the Partnership Agreement.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the first six months of 1996 was $3,231,000, an increase of $2,129,000 as compared with the same period in 1995. The increase is primarily attributable to the increase in cash received from customers of $1,604,000 and the decrease in interest paid of $478,000. Cash used in investing activities increased $467,000 in the first six months of 1996 compared to the first six months of 1995 due to increased capital expenditures. Cash used in financing activities decreased $2,203,000 in the first six months of 1996 as compared to the first six months of 1995. The decrease is attributable to the Partnership refinancing its long term debt in June 1995. This refinancing resulted in a new $45,000,000 first mortgage loan and a $1,000,000 revolving line of credit.

     The Partnership had indebtedness at June 30, 1996 of $51,930,000 as compared to $52,470,000 at December 31, 1995. At June 30, 1996, the Partnership had a working capital deficit of $354,000 compared to a working capital deficit of $2,452,000 at December 31, 1995. The Partnership's working capital requirements, debt service obligations and capital expenditures are expected to be satisfied through a combination of operating cash flows and draws on its revolving line of credit. During the first six months of 1996 the Partnership spent $878,000 on capital improvements and has approximately $2,300,000 planned for the remainder of 1996. These improvements will be primarily funded from hotel operations. In accordance with the provisions of the mortgage loan agreement, which requires certain minimum levels of capital expenditures, it is anticipated that the Partnership will establish a capital reserve account of approximately $500,000 at December 31, 1996.

     The market value of the Partnership's properties differs significantly from the historical cost of the properties as reflected in the Partnership's balance sheet at June 30, 1996. As indicated under Item 2 in the Partnership's 1995 Form 10-K, the aggregate appraised value of the hotel properties at December 31, 1995 was $82,875,000. The December 1995 appraised value may not be representative of the appraised value which will be obtained as of December 31, 1996 and is not necessarily indicative of the ability of the Partnership to consummate a sale of the Properties or the actual sale price to be realized from the sale of the Properties. However, the appraised value does represent the appraiser's opinion of the most probable price for which the hotel properties should sell in a competitive market.

     PARTNERSHIP DISTRIBUTIONS AND UNIT CONVERSIONS

     The Partnership Agreement provides for periodic distribution of distributable cash flow, as defined, to the partners subject to any applicable restrictions and the discretion of the General Partner. The Partnership has not made any distributions since 1990. Prior to making future distributions, the Partnership will comply with its capital expenditure and debt service reserve requirements as specified in its mortgage loan agreement and maintain sufficient working capital balances. The Partnership currently has a Minimum Annual Distribution requirement of $2.16 per Class A Unit. At June 30, 1996, the cumulative unpaid Minimum Annual Distribution per Class A Unit significantly exceeds the Partnership's net asset value per unit based on the December 31, 1995 appraised values of the hotel properties. At this time, it is unlikely that there will be funds available for distribution to the Class A Unitholders in 1996.

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

     Based on current market prices of the Class A Units, such required conversion is expected to result in substantial dilution to the preconversion Class A Unitholders. For example, based on the average monthly market price of Class A Units during the first six months of 1996 of approximately $1.86, the conversion of 250,000 Class B Units in the first year of the required conversion period would result in an approximate 34% dilution to the Class A Unitholders upon conversion. This conversion will result in the issuance of approximately 2,690,000 new Class A Units in 1997. The conversion of all 950,000 Class B Units would result in an approximate 66% dilution to the preconversion Class A Unitholders at the $1.86 per unit market price. In addition, using the same per unit market price for a Class A Unit of $1.86, affiliate ownership of Class A Units would increase to approximately 81% and 90% upon conversion of the first 250,000 Class B Units and conversion of all 950,000 Class B Units, respectively. Changes in the market price of Class A Units will not result in proportional changes in dilution. The market price of the Partnership's Class A Units is subject to fluctuations and there is no assurance that such prices upon conversion will approximate the average per unit market price in the six months of 1996.

     Due to the Partnership's positive operating results through June 30, 1996, fully diluted earnings per Class A Unit disclosures are presented. For purposes of this calculation, the conversion of the 950,000 Class B Units into Class A Units was based on the Class A Unit average monthly market price of $1.91 and $1.86 for the three months and six months ended June 30, 1996, respectively.

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

     OTHER MATTERS

     Management of the Partnership, the Board of Directors of the General Partner and the Advisory Committee are seeking to increase the value of the Partnership for all of its Unitholders. Management has been evaluating and will continue to evaluate different strategies for maximizing Unitholder value including; (i) continued ownership and operation of the properties,
     (ii) sale of one or more of the Partnership's properties in response to exceptional offers, (iii) liquidation, sale or other similar transactions, and (iv) combining the Partnership or its assets with other hotel-owning entities.

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



                                AIRCOA HOTEL PARTNERS, L.P.


                                By:  AIRCOA Hospitality Services, Inc.,
                                     General Partner



Date:  August 13, 1996          By:  /s/ Douglas M. Pasquale
       ------------------            -------------------------------------------
                                     Douglas M. Pasquale
                                     President and Director
                                     (Principal Executive and Financial Officer)
                                     of AIRCOA Hospitality Services, Inc.



                                By:  /s/ David C. Ridgley
                                     --------------------
                                     David C. Ridgley
                                     Vice President
                                     and Chief Accounting Officer
                                     (Duly Authorized Officer)