Form 10-Q
period 1996-09-30
AIRCOA HOTEL PARTNERS L P
filed 1996-11-12
CIK 812591

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

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

There were 5,340,214 Units outstanding of the Registrant's Class A Units as of November 1, 1996.

                          AIRCOA HOTEL PARTNERS, L.P.

                                     INDEX


                                                                                         Page
                                                                                        Number
                                                                                        ------

PART I. FINANCIAL INFORMATION:
        Item 1.   Financial Statements

                   Consolidated Balance Sheets
                     September 30, 1996 (Unaudited)
                     and December 31, 1995                                               2 - 3

                   Consolidated Statements of Operations
                     Three Months and Nine Months ended September 30, 1996
                     and 1995 (Unaudited)                                                    4

                   Consolidated Statement of Partners' Capital
                     Nine Months Ended September 30, 1996
                     (Unaudited)                                                             5

                   Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 1996 and 1995
                     (Unaudited)                                                             6

                   Notes to Consolidated Financial
                     Statements (Unaudited)                                             7 - 10

        Item 2.    Management's Discussion and Analysis of                             11 - 14
                     Financial Condition and Results of Operations

PART II.  OTHER INFORMATION:

        Item 6.    Exhibits and Reports on Form 8-K                                         14

        SIGNATURES                                                                          15

PART I. FINANCIAL INFORMATION
------- ---------------------

Item 1. Financial  Statements
------- ---------------------

                          AIRCOA HOTEL PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                 (In Thousands)


Assets                                            September 30, 1996   December 31, 1995
------                                            -------------------  ------------------

Current assets:
 Cash and cash equivalents                                  $  3,032            $  2,116
 Accounts receivable:
  Trade                                                        2,883               2,479
  Affiliates                                                     107                 143
 Inventory                                                       376                 339
 Prepaid expenses                                                391                 482
                                                            --------            --------

    Total current assets                                       6,789               5,559
                                                            --------            --------


Property and equipment, at cost:
 Land and leasehold improvements                               8,927               8,914
 Buildings and leasehold improvements                         67,430              66,838
 Furniture, fixtures and equipment                            19,667              18,332
                                                            --------            --------
                                                              96,024              94,084
Less accumulated depreciation and amortization               (34,489)            (31,329)
                                                            --------            --------

    Net property and equipment                                61,535              62,755
                                                            --------            --------

Other assets, including debt issue costs, net of
 accumulated amortization of $301 in 1996 and
 $237 in 1995                                                  1,011               1,092
                                                               -----               -----

                                                             $69,335             $69,406
                                                             =======             =======


                                  (continued)

                          AIRCOA HOTEL PARTNERS, L.P.

                                  (Unaudited)

                                 (In Thousands)


Liabilities and Partners' Capital                            September 30, 1996   December 31, 1995
---------------------------------                           -------------------  ------------------

Current liabilities:
 Current installments of long-term debt                             $ 1,080             $ 1,080
 Accounts payable:
   Trade                                                              1,322               1,683
   Affiliates                                                           659                 715
 Accrued liabilities:
  Payroll                                                               179                 217
  Taxes, other than income taxes                                      1,013                 473
  Other                                                               1,938               1,848
 Deferred revenue and advance deposits                                  827               1,995
                                                                    -------             -------

     Total current liabilities                                        7,018               8,011

Long-term debt, excluding current installments                       42,480              43,290

Notes payable to affiliate                                            8,100               8,100

Accrued administration fees, management fees and interest
 payable to affiliate                                                   442                 253
                                                                    -------             -------

     Total liabilities                                               58,040              59,654
                                                                    -------             -------

Partners' capital:
 General Partner                                                        259                 236
 Limited partners:
  Class A Unitholders                                                14,270              13,603
  Class B Unitholders (deficit)                                      (3,234)             (4,087)
                                                                    -------             -------

     Total partners' capital                                         11,295               9,752
                                                                    -------             -------

                                                                    $69,335             $69,406
                                                                    =======             =======




          See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                        (In Thousands, Except Unit Data)






                                                    Three Months Ended        Nine Months Ended
                                                      September 30,             September 30,
                                                 -----------------------   -----------------------
                                                    1996         1995          1996         1995
                                                 ----------   ----------   ----------   ----------
 Revenue:
 Rooms                                           $    7,467   $    7,345   $   22,523   $   21,037
 Food and beverage                                    2,687        2,857        9,140        8,742
 Other property operations                            1,743        1,743        5,655        5,402
                                                 ----------   ----------   ----------   ----------
                                                     11,897       11,945       37,318       35,181
                                                 ----------   ----------   ----------   ----------
Costs and operating expenses:
 Rooms                                                1,954        1,967        5,896        5,638
 Food and beverage                                    2,055        2,115        6,615        6,454
 Other property operations                              625          629        2,346        2,415
 Administrative and general                           1,272        1,306        3,830        3,657
 Marketing                                              978          970        3,162        3,039
 Energy                                                 621          651        1,837        1,802
 Property maintenance                                   615          529        1,821        1,718
 Rent, taxes and insurance                              713          706        2,050        2,059
 Management fees                                        471          473        1,481        1,398
 Depreciation and amortization                        1,054        1,006        3,160        3,022
                                                 ----------   ----------   ----------   ----------
                                                     10,358       10,352       32,198       31,202
                                                 ----------   ----------   ----------   ----------

Operating income                                      1,539        1,593        5,120        3,979

Interest expense, including
 amortization of debt costs                          (1,218)      (1,238)      (3,577)      (3,640)
                                                 ----------   ----------   ----------   ----------

Net income                                       $      321   $      355   $    1,543   $      339
                                                 ==========   ==========   ==========   ==========

Net income (loss) per limited
 partnership unit:

 Class A Unitholders:
   Net income (loss)                                   $.01        $(.01)        $.13        $(.10)
                                                 ==========   ==========   ==========   ==========

 Class B Unitholders:
   Net income                                          $.29         $.32         $.90         $.92
                                                 ==========   ==========   ==========   ==========

Weighted average number of units outstanding:
 Class A                                          5,340,214    5,340,214    5,340,214    5,340,214
 Class B                                            950,000      950,000      950,000      950,000


          See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (Unaudited)

                        (In Thousands, Except Unit Data)




                               Limited Partners' Capital (Deficit)             Total
                             ----------------------------------------
                    General  Class A Unitholders  Class B Unitholders        Partners'
                             -------------------  -------------------
                    Partner    Units      Capital      Units      Deficit     Capital
                    -------  ---------  -----------  ---------  -----------   -------
Balances at
 December 31, 1995     $236  5,340,214   $13,603      950,000   $(4,087)      $ 9,752

Net income               23         --       667           --       853         1,543
                       ----  ---------   -------      -------   -------       -------
Balances at
 September 30, 1996    $259  5,340,214   $14,270      950,000   $(3,234)      $11,295
                       ====  =========   =======      =======   =======       =======





          See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                 (In Thousands)

                                                          1996       1995
                                                        --------   --------
Cash flows from operating activities:

 Cash received from customers                           $ 34,375   $ 32,342
 Cash paid to suppliers and vendors                      (19,242)   (19,466)
 Cash paid to employees                                  (10,146)    (9,808)
 Interest paid                                            (2,508)    (2,035)
 Other cash receipts, net                                  1,411      1,661
                                                        --------   --------

      Net cash provided by operating activities            3,890      2,694
                                                        --------   --------

Cash flows from investing activities -
 capital expenditures                                     (1,940)    (1,592)
                                                        --------   --------

Cash flows from financing activities:
 Principal payments on long-term debt                       (810)   (42,725)
 Proceeds from refinancing                                    --     45,000
 Payments for debt issuance cost                            (224)      (977)
                                                        --------   --------

      Net cash provided (used) by financing activity      (1,034)     1,298
                                                        --------   --------

    Increase in cash and cash equivalents                    916      2,400

Cash and cash equivalents at beginning of period           2,116      1,261
                                                        --------   --------

Cash and cash equivalents at end of period              $  3,032   $  3,661
                                                        ========   ========








          See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

                                  (Unaudited)
(1)  BASIS OF PRESENTATION

     AIRCOA Hotel Partners, L.P., a Delaware limited partnership (the "Partnership" ) was organized in December 1986 to acquire, own and operate hotel and resort properties. The Partnership owns and operates six hotel and resort properties (the " Properties" ) through operating partnerships (the "Operating Partnerships" ) which were acquired in 1986.

     The Partnership holds a 99% limited partner interest in each of the six Operating Partnerships, which hold title to the Properties and through which the Partnership conducts all of its operations. AIRCOA Hospitality Services, Inc. (" AHS "), a wholly owned subsidiary of Richfield Hospitality Services, Inc. (" Richfield "), is the 1% General Partner of each of the Operating Partnerships. Richfield operates the Properties for the Partnership under certain management agreements.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the period ended December 31, 1995. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

     The first mortgage loan interest rate at September 30, 1996 of 7.6875% was based on the current Eurodollar rate plus 2%, and has been fixed through November 1, 1996. Repayment of the first mortgage loan is based on a twenty-year amortization with a final maturity date in June 2000. Payments under this loan consist of monthly installments of $90,000 plus interest on the unpaid balance. The revolving credit line is renewable annually at the option of the lender. No amounts have been drawn on the line at September 30, 1996.

     Long term debt is summarized as follows (in thousands):

                                         September 30, 1996   December 31, 1995
                                         -------------------  ------------------

       Mortgage loan                         $43,560               $44,370
       Less current installments              (1,080)               (1,080)
                                             -------               -------

       Long-term debt, excluding
         current installments                $42,480               $43,290
                                            ========              ========

                          AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

(3)  NOTES PAYABLE TO AFFILIATE

     A condition of the credit agreement signed by the Partnership for the first mortgage loan and revolving credit line required the subordination of $6,000,000 in notes payable to AHS (the "Notes" ). AHS agreed to this subordination, and as a result, on September 26, 1995 the Board of Directors of AHS, in its capacity as General Partner, and the Advisory Committee of AHP authorized the extension of the term and deferral of certain past-due interest on the Notes.

     Pursuant to this extension, the Notes, which originally matured in January 1995 are due on June 8, 2000 which is coterminous with the new mortgage loan. The unpaid interest on the Notes accrued prior to January 1, 1995 in the amount of $2,100,000 was converted into a new promissory note ( "New Note" ), which also matures on June 8, 2000. The New Note accrues interest at the rate of 12% per annum and is payable at maturity. Interest accrued on the Notes after December 31, 1994 was paid at closing. Interest incurred on the Notes subsequent to closing continues to be accrued at 12% per annum and is paid monthly. These notes are convertible into Class A Units of the Partnership at $16.60 per unit. In addition, the Notes and New Note stipulate that 25% of any excess cash flow, as defined in the new mortgage loan, will be applied against the principal of the notes outstanding.

(4)  PARTNERSHIP UNITS AND ALLOCATIONS

     LIMITED PARTNERSHIP UNITS

     The Class A Units entitle each Unitholder to a limited partnership interest in a percentage of the profits and losses, tax allocations and distributions of the Partnership, as described below.

     The Class B Units entitle each Unitholder to a limited partnership interest which is subordinate to the Class A Units, in certain circumstances. The Class B Units are redeemable by the Partnership or convertible into Class A Units, in certain circumstances. The Class B Units do not receive distributions until the Class A Unitholders receive defined Minimum Annual Distributions. Through 1996, the Class B Units are convertible into Class A Units to the extent that distributable cash flow of the Partnership in the previous year would have been sufficient to pay Minimum Annual Distributions for the Class A Units, including the Class B Units to be converted. Beginning in 1997,

                          AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

                                  (Unaudited)

     during the 30-day period following the release of the Partnership's annual audited financial statements, and each year thereafter through 2001, a minimum of 250,000 Class B Units are required to be converted into Class A Units annually at a redemption value of $20.00 per Class B Unit, by issuing Class A Units valued at the then current market price of the Class A Units. Therefore, the number of Class A Units to be issued upon conversion of a Class B Unit will be determined at the time of conversion by dividing $20.00 by the then current market price of a Class A Unit.

     CASH DISTRIBUTIONS

     The Partnership Agreement provides for periodic distribution of distributable cash flow, as defined, to the partners at the discretion of the General Partner. Distributable cash flow is generally defined as cash flow from operations of the hotel properties. Such cash is allocated and distributed (net of AHS' 1% general partnership interest in the Operating Partnerships) 99% to the Class A Unitholders and 1% to the General Partner until the Class A Unitholders have received defined Minimum Annual Distributions. At September 30, 1996, the cumulative unpaid Minimum Annual Distribution per Class A Unit significantly exceeds the Partnerships' net asset value per unit based on the December 31, 1995 appraised values of the hotel properties.

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

(5)  RELATED PARTY TRANSACTIONS

     The following amounts resulting from transactions with affiliates are included in the accompanying consolidated statements of operations (in thousands):
                                                  For the nine
                                           months ended September 30,
                                           --------------------------
                                              1996            1995
                                              ----            ----

   Partnership administration fees         $  146            $  155
                                           =========         =========
   Management fees                         $1,481            $1,398
                                           =========         =========
   Allocated insurance expenses            $1,021            $1,085
                                           =========         =========
   Allocated data processing cost          $   55            $   34
                                           =========         =========
   Interest expense                        $  729            $  540
                                           =========         =========
   Lease income                            $  215            $  187
                                           =========         =========
   License fees                            $  198            $  129
                                           =========         =========
   Guarantee and financing fees
      (included in interest expense)       $  171            $   66
                                           =========         =========

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

                               SEPTEMBER 30, 1996

                                  (Unaudited)


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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------


   RESULTS OF OPERATIONS

   Partnership revenue for the three months ended September 30, 1996 decreased $48,000 or .4% compared to the three months ended September 30, 1995. Revenue for the first nine months of 1996 increased $2,137,000 or 6.1% compared to the first nine months of 1995. Average occupancy and daily room rates for the portfolio of 1,586 rooms are summarized as follows:

                                       Three months             Nine months
                                    ended September 30,     ended September 30,
                                 -------------------------  --------------------
                                    1996          1995       1996         1995
                                 ---------       ---------  ---------  ---------

     Average occupancy             82.6%          83.8%       80.8%      80.9%

     Average daily room rates     $62.06         $60.09      $64.19     $60.07

   The decrease in revenue for the three months ended September 30, 1996 when compared to the three months ended September 30, 1995 resulted from increased rooms revenue offset by decreased food and beverage revenue. Rooms revenue is primarily a function of the Properties' average daily room rates and occupancy levels. For the three months ended September 30, 1996 compared to the three months ended September 30, 1995, rooms revenue increased as a result of increased average daily room rates offset by a decrease in occupancy levels. Food and beverage revenue for the three months ended September 30, 1996 decreased primarily due to decreased occupancy levels.

   The increase in revenue for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 was a result of increased rooms revenue and food and beverage revenue. Increased rooms revenue was primarily a result of increased average daily room rates, while increased food and beverage revenue was primarily a result of increased banquet services, primarily in the first half of 1996.

   Net rooms margin (rooms revenue less rooms expenses) increased $135,000 or 2.5% for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, as revenue increased by $122,000 or 1.7% while expenses decreased $13,000 or .7%. This improvement was primarily a result of increased average daily room rates at Sheraton Lakeside and Regal University Hotel offset by decreased occupancy at Regal McCormick Ranch. Average daily room rates increased at Sheraton Lakeside in the wholesale segment and at Regal University Hotel in the leisure and group segments. Decreased occupancy at Regal McCormick Ranch occurred in the group and leisure segments.

   Net rooms margin increased $1,228,000 or 8.0% for the first nine months of 1996 as compared to the first nine months of 1995, as revenue increased by $1,486,000 or 7.1%, while expenses only increased by $258,000 or 4.6%. The largest increases in net rooms margin occurred at Sheraton Lakeside, Regal University Hotel and Sheraton Buffalo. The increase at Sheraton Lakeside was generated through increased room rates, primarily in the leisure market segment, and increased occupancy, primarily in the wholesale segment. The increase at Regal University Hotel was generated through increased room rates, primarily in the leisure and commercial market segments, offset with slight decreased occupancy, primarily in the commercial market segment. The increase at Sheraton Buffalo was achieved through slight improvements in room rates and occupancy, in addition to improved control over rooms expenses.

   Net food and beverage margin (food and beverage revenue less food and beverage expenses) decreased $110,000 or 14.8% for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, as revenue decreased $170,000 or 6.0% while expenses decreased $60,000 or 2.8%. This was primarily the result of decreased food and beverage margins at Regal University Hotel and Sheraton Lakeside.

   For the nine months ended September 30, 1996, net food and beverage margin increased $237,000 or 10.4%, as revenue increased $398,000 or 4.6% while expenses increased $161,000 or 2.5%. This increase was a result of increased margins at Regal McCormick Ranch and Sheraton Buffalo, offset by a decrease at Sheraton Lakeside. These changes resulted from fluctuations in food and beverage margins.

   Revenue from other property operations was unchanged for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and increased $253,000 or 4.7% for the nine months ended September 30, 1996 as compared to the same period in the prior year. This is primarily due to increased activities at Regal McCormick Ranch during the first quarter of 1996 in the Scottsdale region, which benefited from Phoenix, Arizona hosting the Super Bowl and Fiesta Bowl at the beginning of the year.

   Operating income for the three months ended September 30, 1996 decreased $54,000 or 3.4% as compared to the three months ended September 30, 1995, as revenue decreased .4% while operating costs increased slightly. Operating income increased $1,141,000 or 28.7% for the nine months ended September 30, 1996 as compared to the first nine months of 1995, as revenue increased 6.1% while operating costs only increased 3.2%.

   Interest expense decreased slightly for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. For the nine months ended September 30, 1996, interest expense decreased $63,000 or 1.7% as compared to the nine months ended September 30, 1995, as the result of a decrease in the average interest rate (inclusive of amortization of debt issue cost) from 9.60% to 9.16%, offset in part by higher average debt levels.

   Cash flow from operations differs from net income of the Partnership due to the effects of depreciation, amortization and accruals as reflected in the consolidated statements of cash flows. Net income/(loss) per Class A Unit and the net income per Class B Unit reflect allocations of the net income as required by the Partnership Agreement.

   LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities for the first nine months of 1996 was $3,890,000, an increase of $1,196,000 as compared with the same period in 1995. The increase is primarily attributable to increased cash received from customers of $2,033,000, offset by increased interest paid of $473,000 and increased cash paid to employees of $338,000. Cash used in investing activities increased $348,000 in the first nine months of 1996 compared to the first nine months of 1995 due to increased capital expenditures. Cash used in financing activities decreased $2,332,000 in the first nine months of 1996 as compared to the first nine months of 1995. The decrease is attributable to the Partnership refinancing its long term debt in June 1995. This refinancing resulted in a new $45,000,000 first mortgage loan and a $1,000,000 revolving line of credit.

   The Partnership had indebtedness at September 30, 1996 of $51,660,000 as compared to $52,470,000 at December 31, 1995. At September 30, 1996, the Partnership had a working capital deficit of $229,000 compared to a working capital deficit of $2,452,000 at December 31, 1995. The Partnership's working capital requirements, debt service obligations and capital expenditures are expected to be satisfied through a combination of operating cash flows and draws on its revolving line of credit. During the first nine months of 1996 the Partnership spent $1,940,000 on capital improvements and has approximately $1,975,000 planned for the remainder of 1996. These improvements will be primarily funded from hotel operations. In accordance with the provisions of the mortgage loan agreement, which requires certain minimum levels of capital expenditures, any required amounts not expended will be placed in a capital reserve account at December 31, 1996.

   In 1997, the Partnership has significant capital refurbishments and repairs planned at Fourwinds, one of the Partnership's properties, as well as routine capital improvements at other properties. The Partnership anticipates that expenditures required for these refurbishments and repairs will be primarily funded from 1997 hotel operating cash flows. The Partnership presently believes that the expenditure of funds necessary to complete the repair and refurbishment of Fourwinds and the routine capital improvements at other properties may preclude the Partnership from making cash distributions to unitholders in the first half of 1997.

   The market value of the Partnership's properties differs significantly from the historical cost of the properties as reflected in the Partnership's balance sheet at September 30, 1996. As indicated under Item 2 in the Partnership's 1995 Form 10-K, the aggregate appraised value of the hotel properties at December 31, 1995 was $82,875,000. This does not reflect an interim appraised value for Regal University Hotel of $15,780,000 obtained in September 1996. At December 31, 1995 Regal University was appraised at $12,000,000. The December 1995 appraised value may not be representative of the appraised value which will be obtained as of December 31, 1996 and is not necessarily indicative of the ability of the Partnership to consummate a sale of the Properties or the actual sale price to be realized from the sale of the Properties. However, the appraised value does represent the appraiser's opinion of the most probable price as of the appraisal date for which the hotel properties should sell in a competitive market.

   PARTNERSHIP DISTRIBUTIONS AND UNIT CONVERSIONS

   The Partnership Agreement provides for periodic distribution of distributable cash flow, as defined, to the partners subject to any applicable restrictions and the discretion of the General Partner. The Partnership has not made any distributions since 1990. Prior to making future distributions, the Partnership will comply with its capital expenditure and debt service reserve requirements as specified in its mortgage loan agreement and maintain sufficient working capital balances. The Partnership currently has a Minimum Annual Distribution requirement of $2.16 per Class A Unit. At September 30, 1996, the cumulative unpaid Minimum Annual Distribution per Class A Unit significantly exceeds the Partnership's net asset value per unit based on the December 31, 1995 appraised values of the hotel properties. The Partnership does not believe that there will be funds available for distribution to the Class A Unitholders in 1996.

   Beginning in 1997, during the 30-day period following the release of the Partnership's annual audited financial statements, and each year thereafter through 2001, a minimum of 250,000 Class B Units are required to be converted at a redemption value of $20.00 per Class B Unit, by issuing Class A Units valued at the then current market price of a Class A Unit. Therefore, the number of Class A Units to be issued upon the conversion of a Class B Unit will be determined at the time of conversion by dividing $20.00 by the then current market price of a Class A Unit. Current market price for this calculation is the average market price for a Class A Unit during the last five days prior to conversion. Pursuant to the Partnership Agreement, the Class A Units to be issued upon conversion of the Class B Units will be identical to the Class A Units existing prior to the conversion date. The General Partner has, on the advice of counsel, determined that the Class B Units convert into identical Class A Units because there are elective procedures, which are standard practice for publicly-traded partnerships, that make the Class A Units received upon conversion fungible for tax purposes with all pre-existing Class A Units.

   Based on current market prices of the Class A Units, such required conversion is expected to result in substantial dilution to the preconversion Class A Unitholders. For example, based on the average monthly market price of Class A Units during the first nine months of 1996 of approximately $1.83, the conversion of 250,000 Class B Units in the first year of the required conversion period would result in an approximate 34% dilution to the Class A Unitholders upon conversion. This conversion will result in the issuance of approximately 2,730,000 new Class A Units in 1997. The conversion of all 950,000 Class B Units would result in an approximate 66% dilution to the preconversion Class A Unitholders at the $1.83 per unit market price. In addition, using the same per unit market price for a Class A Unit of $1.83, affiliate ownership of Class A Units would increase to approximately 81% and 90% upon conversion of the first 250,000 Class B Units and conversion of all 950,000 Class B Units, respectively. Changes in the market price of Class A Units will not result in proportional changes in dilution. The market price of the Partnership's Class A Units is subject to fluctuations and there is no assurance that the prices upon which the conversions will be determined will approximate the average per unit market price for the first nine months of 1996.


   OTHER MATTERS

   Management of the Partnership, the Board of Directors of the General Partner and the Advisory Committee are seeking to increase the value of the Partnership for all of its Unitholders. Management has been evaluating and will continue to evaluate different strategies for maximizing Unitholder value including; (i) continued ownership and operation of the properties
   (ii) sale of one or more of the Partnership's properties in response to exceptional offers, (iii) liquidation, sale or other similar transactions, and (iv) combining the Partnership or its assets with other hotel-owning entities.

   Unless and until such time as management identifies one or more preferable strategic alternatives, the Partnership intends to pursue its current strategy of owning and operating its existing portfolio of properties.


PART II.  OTHER INFORMATION
--------  -----------------

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------
          a)  Exhibits
              (10.36) Indemnification Agreement

          b)  Reports on Form 8-K
              None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AIRCOA HOTEL PARTNERS, L.P.


                              By:  AIRCOA Hospitality Services, Inc.,
                                   General Partner



Date: November 12,  1996           By: /s/ Douglas M. Pasquale
      ---------------------           -----------------------
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