Form 10-K
period 1996-12-31
AIRCOA HOTEL PARTNERS L P
filed 1997-03-28
CIK 812591

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K


      X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----
           EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1996
                            -----------------

                                      OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to

Commission file number      1-9563
                       ----------------


                          AIRCOA HOTEL PARTNERS, L.P.
                          ---------------------------
            (Exact name of registrant as specified in its charter)


     State of Delaware                                  84-1042607
     -----------------                                  ----------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                     Identification No.)



     5775 DTC Boulevard, Suite 300
     Englewood, Colorado                                     80111
     ---------------------                                   -----
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:        (303) 220-2000
                                                        -  --------------

Securities registered pursuant to Section 12(b) of the Act:  Name of each exchange on which
                                                             registered:
Class A Depository Units                             American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
        None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X        No
                                             ----        -----
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting units held by non-affiliates of the registrant, computed by reference to the price as of the close of trading on March 3, 1997 was $3,284,332.

        There were 5,340,214 units outstanding of the registrant's Class A Units as of March 3, 1997.

                          AIRCOA HOTEL PARTNERS, L.P.

                         1996 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                                                         Page
                                                                         ----
                                    PART I

Item 1.   Business.....................................................  I - 1

Item 2.   Properties...................................................  I - 3

Item 3.   Legal Proceedings............................................  I - 4

Item 4.   Submission of Matters to a Vote of Security Holders..........  I - 4


                                    PART II

Item 5.   Market for the Registrant's Partnership Units and
          Related Unitholder Matters................................... II - 1

Item 6.   Selected Financial Data...................................... II - 2

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................... II - 3

Item 8.   Financial Statements and Supplementary Data.................. II - 9

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................... II - 9


                                   PART III

Item 10.  Directors and Executive Officers of the General
          Partner..................................................... III - 1

Item 11.  Payments and Compensation to General Partner and
          Affiliates.................................................. III - 3

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management....................................... III - 4

Item 13.  Certain Relationships and Related Transactions.............. III - 6

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K....................................................  IV - 1

                         AIRCOA HOTEL PARTNERS, L. P.
                                AND SUBSIDIARY
                            OPERATING PARTNERSHIPS

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995

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

         FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Partnership's operations have been in one industry segment since formation. Revenue has been generated through the ownership and operation of the Properties. The following table reflects the sources of revenue and gross operating profit and total assets for each of the three years ended December 31, 1996, 1995 and 1994.

                                           (In thousands, except percentages)
                         1996                 1995                  1994
                    -----------------   ------------------   -------------------
                    Revenue   Percent   Revenue    Percent   Revenue     Percent
                    -------   -------   -------    -------   -------     -------

Rooms              $ 29,038    59.8%   $ 26,810     59.1%    $26,863      58.2%
Food and Beverage    12,272    25.3%     11,733     25.8%     12,274      26.6%
Other Property
 Operations           7,243    14.9%      6,856     15.1%      7,020      15.2%
                    -------   ------    -------    ------    -------     ------
Total Revenue      $ 48,553   100.0%   $ 45,399    100.0%   $ 46,157     100.0%
                    =======   ======    =======    ======    =======     ======
Gross Operating
 Profit            $ 14,625    30.1%   $ 12,799    28.1%    $ 13,566      29.4%
                    =======   ======    =======    ======    =======     ======
Total Assets       $ 70,131            $ 69,406             $ 73,542
                    =======             =======              =======

         Gross operating profit represents operating income of the Partnership before rent, taxes and insurance, management fees, depreciation, amortization and impairment of property. Gross operating profit is indicative of the profitability from operations of the Properties.

         Room revenue is significantly impacted by the rates obtained for rooms and the level of occupancy of the Properties. Although not in the same proportion, changes in occupancy also impact revenue generated from food and beverage and other property operations. Average daily room rates of the Properties were $64.26, $59.55, and $59.42 in 1996, 1995 and 1994, respectively. Average occupancy levels for the Properties were 78.3%, 77.6%, and 77.9% in 1996, 1995 and 1994, respectively. For a discussion of the changes in various operating statistics, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       NARRATIVE DESCRIPTION OF BUSINESS

BUSINESS

The principal business of the Partnership is the ownership and operation of six hotel and resort properties located in geographically diverse areas of the continental United States. The Properties are full service facilities serving the vacation, leisure, meetings, convention and business segments of the hotel market. In addition to lodging, various guest services are offered by the Properties including restaurants, lounges, banquet, room, valet, concierge, parking and shuttle services. Other services available at some of the Properties include a marina, health and fitness facilities, swimming pools, tennis courts, spas and retail facilities.

IMPORTANCE OF FRANCHISES AND TRADEMARKS

Three of the Properties are affiliated with national franchises and operate under franchise agreements. The benefits of these franchise agreements include national brand name recognition and world wide central reservation systems, as well as operating quality standards and extensive marketing programs. Two of the Properties are licensed to use the Regal trademark, which is sub-licensed to the hotels by an affiliate of AHS. The Partnership considers such affiliations and licenses to be important to the operations and success of the Properties in regard to customer recognition and satisfaction. Other properties may be licensed in the future to use the Regal trademark.

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

MARKET INFORMATION AND COMPETITIVE CONDITIONS

According to Smith Travel Research, all of the U.S. lodging industry performance measures were higher in 1996 than in 1995. Average daily room rate for the industry increased by 6.4% to $71.66 and room occupancy increased .3% to 65.7%. The hospitality industry in the U.S. experienced a slight increase in occupancy and notable increases in average room rates during 1996. The increase in average room rates during 1996 was achieved primarily due to the increase in rooms demand exceeding the increase in rooms supply. As a result, 1996 rooms revenue exceeded 1995 rooms revenue. Room revenue per available room (Revpar) was up 6.7%, slightly above the 6.3% increase for a year ago. Smith Travel Research estimates that performance ratios in the lodging industry in 1997 should improve over 1996.

     The Partnership's Revpar has consistently exceeded the industry averages noted above. This is due to occupancy levels exceeding industry averages, offset by average room rates below industry averages. The Partnership's operations in certain markets are price sensitive. The Partnership considers its primary points of competition to include, but are not limited to, room rates, location, guest services and responsiveness, adequacy and appearance of facilities and overall customer satisfaction. The demand at a particular hotel of the Partnership may be adversely affected by many factors, including changes in travel patterns, local and regional economic conditions and the degree of competition with other hotels in the area.

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

EMPLOYEES

All hotel personnel are employed by the respective Operating Partnerships. Richfield processes the payroll on behalf of the Operating Partnerships. The number of persons employed by the Operating Partnerships, as of December 31, 1996, was approximately 990. Management considers employee relations to be satisfactory.

Item 2.  Properties
-------  ----------
The six hotel and resort properties including the hotel buildings and leasehold improvements are owned by the Operating Partnerships. Three of the hotel properties are located on land owned by the Operating Partnerships, while the other three hotel properties are located on land leased by the Operating Partnerships on a long-term basis. The following table presents certain information for each of the Properties:

---------------------------------------------------------------------------
                                                                     Number
                                                                       of
     Property       Primary Markets Served         Area Served       Rooms
---------------------------------------------------------------------------
Aurora Inn and      Vacation, Business          Greater Cleveland/
Pine Lake Trout                                 Akron, Ohio
Club ("Aurora")                                                        69
---------------------------------------------------------------------------
Fourwinds/A         Destination Resort          Bloomington/
Clarion Resort      and Marina                  Indianapolis, Indiana
("Fourwinds")                                                          126
---------------------------------------------------------------------------
Regal at McCormick  Vacation, Meetings          Phoenix/Scottsdale,
Ranch ("McCormick")                             Arizona                125
---------------------------------------------------------------------------
Sheraton Inn-       Business, Meetings          Buffalo/Niagra Falls,
Buffalo Airport     and Leisure                 New York
("Buffalo")                                                            293
---------------------------------------------------------------------------
Sheraton Lakeside   Vacation                    Orlando/Walt Disney
Inn ("Lakeside")                                World, Florida         651
---------------------------------------------------------------------------
Regal University    Business, Meetings,         Raleigh/Durham/Chapel
Hotel (formerly     Medical and Conventions     Hill, North Carolina
Sheraton University
Center)("University")                                                  322
---------------------------------------------------------------------------

                                                      TOTAL          1,586
---------------------------------------------------------------------------

          The appraised value of the Properties is summarized below:

                                        Appraised Values
                        -------------------------------------------------------
                        December 1996         December 1995       December 1994
                        -------------         -------------       -------------
Aurora Inn & Pine Lake
 Trout Club              $  7,700,000           7,200,000           7,520,000
Fourwinds/A Clarion
 Resort                     8,030,000           8,800,000          10,200,000
Regal McCormick Ranch      13,770,000           9,875,000           9,015,000
Sheraton Inn-Buffalo
 Airport                   14,000,000          15,000,000          17,730,000
Sheraton Lakeside Inn      28,000,000          30,000,000          34,000,000
Regal University Hotel     15,800,000          12,000,000           8,025,000
                        -------------         -----------         -----------
Total appraised value    $ 87,300,000          82,875,000          86,490,000

         The increase in the aggregate appraised value of the portfolio from 1995 to 1996 was primarily the result of increases in the fair value of Regal McCormick Ranch and Regal University Hotel. These increases were due to increased demand for hotel rooms in the markets in which these hotels are located. Additionally, Regal University Hotel's appraised value benefited from a renovation completed in 1996.

         The decline in the aggregate appraised value of the portfolio from 1994 to 1995 was primarily the result of decreases in the value of the Sheraton Lakeside Inn and the Sheraton Inn - Buffalo Airport in 1995 and 1994, and the decline in the Fourwinds Resort in 1995. These declines are primarily attributable to these hotels being located in markets with increases in the supply of available rooms and static demand for hotel rooms. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Legal Proceedings
-------  -----------------
         There are no material pending legal proceedings to which the Partnership or any of the Operating Partnerships is a party, except for ordinary and routine litigation incidental to the business of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
         There were no matters submitted to a vote of Unitholders during the quarter ended December 31, 1996.

                                    PART II


Item 5.  Market for the Registrant's Partnership Units and Related Unitholder
-------  --------------------------------------------------------------------
Matters
-------

     Class A Units of AIRCOA Hotel Partners, L.P. are traded on the American Stock Exchange under the symbol AHT. There is no established public trading market for the Partnership's Class B Units, the majority of which are held by affiliates of the General Partner. Under certain circumstances (which have not been satisfied at any time since the inception of the Partnership) described in the Partnership Agreement, the Class B Units may be converted into Class A Units. During 1994 and 1996 the Partnership has not sold any Class A or Class B Units. During 1995, the Partnership sold a note with a face value of $2,100,000. The note is convertible into Class A Units at a price of $16.60 per Class A Unit. The note was sold to a related party investor (the General Partner) in an unregistered sale made in reliance upon section 4(2) of the Securities Act of 1933, as amended. The note was only offered to the purchaser and no general advertisement was utilized in connection with the offer and sale of the note. Beginning in 1997, in accordance with the terms of the Partnership Agreement, and each year thereafter through 2001, a minimum of 250,000 Class B Units are required to be converted at a redemption value of $20.00 per Class B Unit, by issuing Class A Units valued at the then current market price of a Class A Unit. During the last quarter of 1996, the Partnership received an offer from an affiliate to purchase all of the Class A and Class B Units not currently owned by the affiliate or any other affiliates of the Partnership (See Other Matters). See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations. The following table sets forth the range of high and low closing prices of Class A Units for each full quarterly period for the two most recent years, as reported by the American Stock Exchange.

For the Quarter Ended     High      Low
---------------------    -------  -------

March 31, 1995                 4    2 7/8
June 30, 1995              3 5/8   2 3/16
September 30, 1995       2 13/16  1 13/16
December 31, 1995          2 1/8    1 1/2

March 31, 1996                 2  1 11/16
June 30, 1996             2 1/16  1 11/16
September 30, 1996         2 1/8    1 3/8
December 31, 1996          2 1/8    1 3/8


     As of December 31, 1996 the Partnership had approximately 1,400 Class A Unitholders.

     The Class A Unitholders have not received any distributions since 1990. The Class B Units do not receive distributions until the Class A Unitholders receive Minimum Annual Distributions, as defined in the Partnership Agreement. In addition, the Partnership's mortgage loan agreement stipulates certain limitations on these distributions based on excess cash flow as defined in the mortgage loan agreement. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.  Selected Financial Data
-------  -----------------------

                                                                                   Years ended December 31,
                                                               -----------------------------------------------------------
                                                                  1996         1995        1994        1993        1992
                                                               ----------   ----------  ----------  ----------  ----------
                                                                           (In thousands, except per unit amounts)
                                                                           ---------------------------------------
Consolidated Operations Data
----------------------------
Revenue                                                        $   48,553      45,399      46,157      45,268      42,998
Operating income (loss) (1)                                         5,775        (630)      5,122       5,556       4,331
Net income (loss) (1)                                               1,009      (5,421)        627       1,120         113
Income (loss) per unit:
    Class A: Net loss                                               (0.02)      (1.50)       (.10)       (.02)       (.22)
    Class B: Net income                                              1.14        2.86        1.25        1.27        1.17

Weighted average number of units outstanding:
          Class A                                               5,340,214   5,340,214   5,340,214   5,340,214   4,490,214
          Class B                                                 950,000     950,000     950,000     950,000     950,000

Consolidated Balance Sheet Data
-------------------------------
Working capital deficit (2)                                        (1,716)     (2,452)     (7,178)    (48,180)    (48,771)
Total assets                                                       70,131      69,406      73,542      77,369      78,589
Long-term debt and affiliate notes payable (2)                     50,604      51,390      46,180       6,000       8,715
Partners' capital                                                  10,761       9,752      15,173      14,546      13,426
Appraised values of properties                                     88,300      82,875      86,490      89,530      90,240

Consolidated Cash Flow Data
---------------------------

Capital expenditures                                                3,847       3,286       2,049       2,353       2,530
Net cash provided by operating activities                           5,071       3,143       5,568       5,841       4,080
Net cash used in investing activities                              (3,847)     (3,306)     (1,944)     (2,394)     (2,433)
Net cash provided (used) by financing activities                     (990)      1,018      (5,279)     (3,612)     (1,391)

          (1) Includes a loss for the impairment of the Partnership's
       Lakeside property in the amount of $4,789 for the year ended December 31, 1995.
          (2) Certain of the Partnership's indebtedness to unaffiliated financial institutions was classified as current at December 31, 1993 and 1992.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

     RESULTS OF OPERATIONS

     The following table reflects certain historical financial information and operating statistics for the years ended December 31, 1996, 1995 and 1994.

Historical Financial Information
--------------------------------

                                (in thousands, except operating statistics)

                                            1996      1995     1994
                                          ---------  -------  -------
Revenue:
       Rooms                               $29,038   26,810   26,863
       Food and beverage                    12,272   11,733   12,274
       Other property operations             7,243    6,856    7,020
                                           -------   ------   ------
          Total revenue                     48,553   45,399   46,157

Expenses:
       Hotel operations                     33,928   32,600   32,591
                                           -------   ------   ------
          Gross operating profit            14,625   12,799   13,566
       Other operating expenses (1)(2)       8,850   13,429    8,444
                                           -------   ------   ------
          Operating income (loss)            5,775     (630)   5,122
       Other expense, net (3)               (4,766)  (4,791)  (4,495)
                                           -------   ------   ------

          Net income (loss)                $ 1,009   (5,421)     627
                                           -------   ------   ------

                              Operating Statistics
                              --------------------

Average room rate                          $ 64.26    59.55    59.42

Average occupancy percent                     78.3%    77.6%    77.9%

Number of available rooms                    1,586    1,586    1,586

      (1) Includes rent, taxes and insurance, management fees, depreciation and amortization, and impairment of property.
      (2) 1995 includes impairment loss on the Lakeside property in the amount of $4,789. No impairment loss was recorded in 1996 or 1994.
      (3)  Principally comprised of interest expense.

     REVENUE

     Total revenue increased $3,154,000 or 6.9% in 1996, compared to a decrease of $758,000 or 1.6% in 1995. Of total revenue in 1996, 1995 and 1994, rooms comprised 59.8%, 59.1% and 58.2%, respectively; food and beverage comprised 25.3%, 25.8% and 26.6%, respectively, and other property operations comprised 14.9%, 15.1% and 15.2%, respectively.

     Rooms revenue is primarily a function of the Properties' occupancy levels and room rates. Rooms revenue increased $2,228,000 or 8.3% in 1996 due primarily to an increase in average daily room rates of $4.71 as well as an increase in occupancy from 77.6% to 78.3%. Rooms revenue decreased $53,000 in 1995 due to a decrease in occupancy from 77.9% to 77.6% offset in part by an increase in average daily room rates of $.13. Rooms revenue increases in 1996 were primarily attributable to increases at Sheraton Lakeside Inn, Regal University Hotel (formerly Sheraton University Center) and Sheraton Inn - Buffalo Airport. The leisure market in Orlando improved during 1996, which resulted in Sheraton Lakeside generating higher average room rates and increased wholesale business. Regal University Hotel benefited from its 1995 renovation as well as strong growth in average rooms rates in the group business and leisure markets during 1996. While the leisure market continued to be stagnant at Sheraton Inn -Buffalo Airport, aggressive rate strategies resulted in improved occupancy in the leisure market.

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

     Food and beverage revenue increased $539,000 or 4.6% in 1996 and decreased $541,000 or 4.4% in 1995. Food and beverage revenue is impacted by room occupancy and the mix of room sales between leisure, group, contract and business customers. The food and beverage revenue increase in 1996 resulted primarily from an increase at Regal McCormick Ranch due to the addition of an outdoor banquet facility. In addition, food and beverage revenue benefited from increased banquet revenue at Regal University Hotel and the increased occupancy at Sheraton Inn - Buffalo Airport. The primary reason for the decrease in 1995 was related to increased competition from stand-alone restaurants in the area surrounding the Regal McCormick Ranch, the smaller percentage contribution from the Canadian leisure market maintained at the Sheraton Buffalo and a decrease in banquet activity at both locations.

     Other property operations consist of marina sales and rentals (at Fourwinds), gift shops, food marts, lease income, phone charges and other miscellaneous guest services. Other property operations increased $387,000 or 5.6% in 1996 and decreased $164,000 or 2.3% in 1995. The 1996 increase in other property operations was attributable to increased activities at Regal McCormick Ranch during the first quarter of 1996, benefiting from Phoenix, Arizona hosting the 1996 Super Bowl and increases at Sheraton Lakeside's food mart outlet. The 1995 decrease in other property operations was primarily due to storm damage at the Clarion Fourwinds Resort, which impacted the "marina-related" revenue.

     While the hotel industry continues to be very competitive, the Properties, as a group, have outperformed the industry when measuring revenue per available room ("Revpar", calculated as occupancy percent times average room rate). The Properties' Revpar, as a group, was $50.32, $46.23 and $46.29 in 1996, 1995 and 1994, respectively. Revpar for the United States hotel industry, accumulated by Smith Travel Research, was $47.08, $44.11 and $41.49 in 1996, 1995 and 1994, respectively.

              COSTS AND OPERATING EXPENSES

     Total operating expenses decreased $3,251,000 or 7.1% in 1996. The decrease is primarily attributable to the impairment of the Lakeside property of $4,789,000 in 1995, and an increase in other operating expenses of $1,538,000. Excluding the impairment of the Lakeside property, total operating costs increased primarily as a result of increases in rooms and administrative and general expenses. Although rooms expense increased over 1995, rooms expense as a percent of rooms revenue decreased to 26.8% in 1996 from 27.5% in 1995. This resulted from the increase in rooms revenue being generated through increased average room rates, rather than increased occupancy. Food and beverage costs as a percent of food and beverage revenue decreased to 71.6% in 1996 from 73.1% in 1995. As discussed below, in 1995 additional marketing expenses were incurred in connection with the repositioning of restaurants at certain of the Partnership's hotels. The increase in administrative and general expense is primarily due to increased legal costs.

     Total operating expenses increased $4,994,000 or 12.2% in 1995. This increase is primarily attributable to the impairment of the Lakeside property of $4,789,000, and an increase in other operating expenses of $196,000. Excluding the impairment of the Lakeside property, total operating costs increased primarily as a result of increased food and beverage costs. Food and beverage costs as a percent of food and beverage revenue increased to 73.1% in 1995 from 71.4% in 1994. The primary reason for the increase in this percentage is a result of costs incurred for promotional campaigns and marketing plans to reposition the restaurants at the Clarion Fourwinds Resort, Aurora Inn and Regal McCormick Ranch.

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

     OTHER EXPENSES

     Other expenses decreased $25,000 or .5% in 1996 as compared to an increase of $296,000 or 6.6% in 1995. The decrease in 1996 is attributable to a decrease in interest expense of $79,000 due primarily to a lower average interest rate on the Partnership's first mortgage loan, net of a $54,000 increase in amortization of debt issue costs. The increase in 1995 is primarily attributable to an increase in interest expense of $191,000 due to higher levels of debt, net of a $123,000 decrease in amortization of debt issue costs.

     LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS

     Net cash provided by operating activities was $5,071,000 in 1996, an increase of $1,928,000 from 1995. This increase is the result of an increase in cash received from customers, due to increased hotel revenue, of $2,314,000, a decrease in interest paid of $885,000, offset by increases in cash paid to suppliers, vendors and employees of $829,000 and decrease in other cash receipts of $442,000.

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

     Net cash used in investing activities increased $541,000 in 1996 due to increases in capital expenditures. Net cash used in investing activities increased $1,362,000 in 1995 due to increases in capital expenditures and cash paid for other assets.

     Net cash used in financing activities increased $2,008,000 in 1996 due to the closing of the new first mortgage loan in 1995 that generated loan proceeds. Net cash generated by financing activities increased $6,297,000 in 1995 also due to the closing of the new first mortgage loan.

     The Partnership anticipates funding its 1997 debt service obligations and capital expenditures through a combination of operating cash flows and draws on its line of credit, to handle seasonal demands, as necessary. The Partnership has capital improvements of approximately $4,600,000 planned in 1997.

     INDEBTEDNESS

     At December 31, 1996 the Partnership had a working capital deficit of $1,716,000. The Partnership's working capital requirements are expected to be satisfied through the management of payables, collection of receivables, and use of the Partnership's revolving credit line.

     On June 8, 1995, the Partnership signed a credit agreement with a new lender to provide a new $45,000,000 first mortgage loan and a $1,000,000 revolving credit line. The proceeds of the $45,000,000 first mortgage loan were used to pay off the existing mortgage loan and the note payable to bank with the balance available for certain property renovations and the payment of a facility fee and closing costs. Regal Hotels International Holdings Limited ("RHL"), an affiliate of the general partner, has provided a limited guarantee for the new first mortgage loan. The Partnership paid loan guarantee fees of $225,000 and $230,000 in 1996 and 1995, respectively, to RHL. This is an annual fee and is calculated as 0.5% of the outstanding loan balance at June 8 of each year.

     The new credit agreement includes a variety of interest rate options, the most favorable of which is the Eurodollar Rate plus 2%, which was 7.53% at December 31, 1996. Repayment of the new first mortgage loan is based on a twenty-year amortization with a maturity date at June 2000, while the revolving credit line is renewable annually at the option of the lender.

     A condition of the credit agreement signed by the Partnership for the first mortgage loan and revolving credit line required the subordination of the $6,000,000 notes payable to AHS (the "Notes"). AHS agreed to this subordination, and as a result, on September 26, 1995, the Board of Directors of AHS, in its capacity as General Partner, and the Advisory Committee of AHP authorized the extension of the term and deferral of certain past-due interest on the Notes.

     Pursuant to this extension, the Notes, which originally matured in January 1995 now become due on June 8, 2000, which is coterminous with the new mortgage loan. Interest accrued on the Notes after December 31, 1994, was paid at closing. Interest incurred subsequent to closing continues to be accrued at 12% per annum and is paid monthly.

          The unpaid interest on the Notes accrued prior to January 1, 1995, in the amount of $2,100,000, was converted into debt pursuant to a new promissory note ("New Note") which will also mature on June 8, 2000 and is also subordinate to the first mortgage loan. The New Note accrues interest at the rate of 12% per annum, payable at maturity.

     The Notes and New Note are convertible into Class A Units of the Partnership at $16.60 per unit. In addition, these notes stipulate that 25% of any excess cashflow, as defined, will be applied against the principal portion of the notes outstanding.

     The new first mortgage loan contains numerous covenants requiring, among other matters, the maintenance of a minimum debt service coverage ratio including the deferral of management fees payable to an affiliate if this minimum debt service ratio is not achieved, restrictions on additional indebtedness, limitations on annual cash distributions to Class A Unitholders, limitations on the payment of principal on the affiliate notes payable, prepayment premiums during the first two years, and maintenance of minimum aggregate capital expenditures equal to 5% of revenue.

     PARTNERSHIP DISTRIBUTIONS AND UNIT CONVERSIONS

     The Partnership Agreement provides for periodic distribution of distributable cash flow, as defined, to the partners subject to any applicable restrictions and the discretion of the General Partner. Distributable cash flow is generally defined as cash flow from operations of the hotel properties. Such cash is allocated and distributed (net of AHS's 1% general partnership interest in the Operating Partnerships) 99% to the Class A Unitholders and 1% to the General Partner until the Class A Unitholders have received defined Minimum Annual Distributions. The Minimum Annual Distribution is $2.16 per Class A Unit. Any portion of the Minimum Annual Distribution that is not paid by the Partnership in any year is added to the cumulative unpaid Minimum Annual Distribution. The Partnership has not made any distributions since 1990. Prior to making future distributions, the Partnership will comply with its capital expenditure requirements as specified in its mortgage loan agreement and maintain sufficient working capital balances. At December 31, 1996, the cumulative unpaid Minimum Annual Distribution per Class A Unit significantly exceeds the Partnership's net asset value per unit based on the appraised values of the hotel properties. At this time it is unlikely there will be any excess cash flow to be available for distribution to the Class A unitholders in 1997.

     The Class B Units entitle each Unitholder to a limited partnership interest which is subordinated to the Class A Units. The Class B Units are redeemable or convertible in certain circumstances. The Class B Units do not receive distributions until the Class A Unitholders receive Minimum Annual Distributions which have not been made by the Partnership since 1990. Through 1996, the Class B Units are convertible into Class A Units only to the extent that distributable cash flow of the Partnership in the previous year would have been sufficient to pay Minimum Annual Distributions for the Class A Units, including the Class B Units to be converted. No Class B Units were converted in 1996. Beginning in 1997, in accordance with the terms of the Partnership Agreement, and each year thereafter through 2001, a minimum of 250,000 Class B Units are required to be converted at a redemption value of $20.00 per Class B Unit, by issuing Class A Units valued at the then current market price of a Class A Unit. Therefore, the number of Class A Units to be issued upon the conversion of a Class B Unit will be determined at the time of conversion by dividing $20.00 by the then current market price of a Class A Unit. Current market price for this calculation is the average market price for a Class A Unit during the last five trading days prior to conversion.

     Based on current market prices of the Class A Units, such required conversion is expected to result in substantial dilution to the pre-conversion Class A Unitholders. For example, based on the average closing month end market price of Class A Units during 1996 of approximately $1.77, the conversion of 250,000 Class B Units in the first year of the required conversion period would result in an approximate 35% dilution to the Class A Unitholders upon conversion. The conversion of all 950,000 Class B Units would result in an approximate 67% dilution to the pre-conversion Class A Unitholders at the $1.77 per unit market price. In addition, using the same per unit market price for a Class A Unit of $1.77, affiliate ownership of Class A Units would increase to approximately 81% and 90% upon conversion of the first 250,000 Class B Units and conversion of all 950,000 Class B Units, respectively. Changes in the market price of Class A Units do not result in proportional changes in dilution. The market price of the Partnership's Class A Units is subject to fluctuations and there is no assurance that such prices upon conversion will approximate the average per unit market price in 1996.

     On December 18, 1996, the Partnership received an offer from an affiliate to purchase all of the Class A and Class B Units not currently owned by the affiliate or any other affiliates of the Partnership (See Other Matters).

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

     PROPERTY VALUES

     The appraised value of the Properties is $87,300,000 at December 31, 1996, which exceeds their carrying values of $62,676,000. In accordance with Statement on Financial Accounting Standards on Accounting for the Impairment of Long-Lived Assets, which was issued in 1995, the Partnership recognized an impairment on the Lakeside property in 1995. The Partnership has no current plans to sell any of its properties for less than their carrying values.

     INCOME TAXES

     In accordance with the Revenue Act of 1987, the Partnership will become a taxable entity in 1998. As a result, the income of the Partnership will be taxable as a corporation and distributions from the Partnership will continue to be taxable to the individual partners. The Partnership anticipates that it will have an excess of tax basis over book basis of the hotel properties at January 1, 1998 of approximately $1,960,000, which will result in tax deductions in 1998 and later years. Therefore, the Partnership does not expect that the impact on net income in 1998 from becoming a taxable entity will be significant. The Partnership is continuing to evaluate various alternatives to minimize the impact on the Partnership as a result of these changes in tax laws.

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

     During 1996 and 1995, the General Partner received suggestions from certain Class A Unitholders regarding; (i) the reconfiguration of the Partnership as a real estate investment trust ("REIT"), (ii) a reorganization of the Partnership involving the redemption of the interests of the General Partner and its affiliates (the "Majority Unitholders") and (iii) sales of one or more of the Partnership's properties. The suggestions made concerning the reconfiguration of the Partnership as a REIT and the reorganization transaction were each rejected by the Partnership because they each called for the Majority Unitholders to surrender substantial economic entitlements in the Partnership without adequate compensation.
     The Partnership also rejected a purchase offer regarding the Durham property for approximately three-quarters of its present appraised value.

     On December 18, 1996, the Partnership received a written proposal from an affiliate, Regal Hotel Management Inc. ("RHM"), to commence discussions with respect to the possible purchase of all of the Class A and Class B Units not currently owned by RHM or its affiliates for $2.35 per Class A Unit and $16.80 per Class B Unit. RHM's proposal suggests that the acquisition could be structured as a merger of a limited partnership owned by RHM with the Partnership. Consummation of any such merger would be subject, among other things, to the affirmative vote of the Partnership's unitholders, as provided in the Partnership Agreement. The General Partner has referred RHM's proposal to a special committee comprised of the independent members of the Partnership's Advisory Committee for consideration on behalf of the public unitholders. RHM's proposal does not represent a binding offer and could be withdrawn at any time, and there can be no certainty that any transaction will be entered into, or if one is entered into, at what price or prices.

     Unless and until such time as one or more preferable strategic alternatives is identified and adopted, the Partnership intends to pursue its current strategy of owning and operating its existing portfolio of properties.

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
     Financial Disclosure
     --------------------

     None.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


THE PARTNERS
AIRCOA HOTEL PARTNERS, L.P.:


We have audited the accompanying consolidated balance sheets of AIRCOA Hotel Partners, L.P. and subsidiary operating partnerships as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AIRCOA Hotel Partners, L.P. and subsidiary operating partnerships as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



          KPMG PEAT MARWICK LLP


Denver, Colorado
February 28, 1997

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1996 AND 1995

(IN THOUSANDS)


ASSETS
------
                                            1996       1995
                                          --------   -------
Current assets:
     Cash and cash equivalents            $  2,350     2,116
     Accounts receivable:
          Trade                              3,305     2,479
          Affiliates                             -       143
     Inventory                                 373       339
     Prepaid expenses                          516       482
                                          --------   -------
           Total current assets              6,544     5,559
                                          --------   -------

Property and equipment, at cost:
     Land and leasehold improvements         9,427     8,914
     Buildings and leasehold                68,499    66,838
      improvements
     Furniture, fixtures and equipment      20,251    18,332
                                          --------   -------
                                            98,177    94,084
     Less accumulated depreciation and
      amortization                         (35,501)  (31,329)
                                          --------   -------
           Net property and equipment       62,676    62,755
                                          --------   -------
Other assets, including debt issue
 costs, net of accumulated
 amortization of $408 in 1996 and
 $237 in 1995                                  911     1,092
                                          --------   -------
                                          $ 70,131    69,406
                                          ========   =======

          (Continued)

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

CONSOLIDATED BALANCE SHEETS, CONTINUED


LIABILITIES AND PARTNERS' CAPITAL           1996      1995
---------------------------------           ----      ----
Current liabilities:

          Current installments of
           long-term debt                  $ 1,122    1,080
          Trade accounts payable             1,284    1,672
          Trade accounts payable to
           affiliates                          444      715
          Accrued liabilities:
            Payroll and related                832      665
            Taxes, other than income
             taxes                             513      507
            Other                            2,223    1,377
          Deferred revenue and advance
           deposits                          1,842    1,995
                                           -------   ------
              Total current liabilities      8,260    8,011

Long-term debt, excluding current
 installments                               42,504   43,290

Notes payable to affiliates                  8,100    8,100

Accrued administration fees, management
 fees and interest payable to affiliate        506      253
                                           -------   ------
              Total liabilities             59,370   59,654
                                           -------   ------

Partners' capital:
          General partner                      245      236
          Limited partners:
            Class A Unitholders             13,517   13,603
            Class B Unitholders             (3,001)  (4,087)
             (deficit)                     -------   ------

              Total partners' capital       10,761    9,752
                                           -------   ------

Commitments and contingencies
                                           $70,131   69,406
                                           =======   ======


See accompanying notes to consolidated financial statements.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(IN THOUSANDS, EXCEPT UNIT DATA)


                                             1996         1995         1994
                                             ----         ----         ----
Revenue:
          Rooms                           $   29,038       26,810       26,863
          Food and beverage                   12,272       11,733       12,274
          Other property operations            7,243        6,856        7,020
                                          ----------   ----------   ----------
                                              48,553       45,399       46,157
                                          ----------   ----------   ----------
Costs and operating expenses:
          Rooms                                7,774        7,366        7,242
          Food and beverage                    8,790        8,577        8,769
          Other property operations            2,947        3,046        3,325
          Administrative and general           5,488        4,954        4,793
          Marketing                            4,184        3,944        4,025
          Energy                               2,416        2,365        2,307
          Property maintenance                 2,329        2,348        2,255
          Rent, taxes and insurance            2,753        2,743        2,540
          Management fees                      1,925        1,802        1,835
          Depreciation and amortization        4,172        4,095        3,944
          Impairment of property                   -        4,789            -
                                          ----------   ----------   ----------
                                              42,778       46,029       41,035
                                          ----------   ----------   ----------
                  Operating income (loss)      5,775         (630)       5,122
                                          ----------   ----------   ----------
Other income (expenses):
          Interest expense, including
           amortization of debt issue
           costs of $402 in 1996, $348
           in 1995 and $471 in 1994           (4,766)      (4,791)      (4,600)
          Gain on insurance settlements            -            -          105
                                          ----------   ----------   ----------
                                              (4,766)      (4,791)      (4,495)
                                          ----------   ----------   ----------
Net income (loss)                         $    1,009       (5,421)         627
                                          ==========   ==========   ==========

Class A Unitholders:
          Loss per limited partnership
           unit                                $(.02)       (1.50)        (.10)
          Weighted average number of      ==========   ==========   ==========
           units outstanding               5,340,214    5,340,214    5,340,214
Class B Unitholders:                      ==========   ==========   ==========
          Income per limited
           partnership unit                    $1.14         2.86         1.25
          Weighted average number of      ==========   ==========   ==========
           units outstanding                 950,000      950,000      950,000
                                          ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                           Limited Partners' Capital (Deficit)
                                                       ---------------------------------------------
                                                       Class A Unitholders       Class B Unitholders           Total
                                            General    -------------------       -------------------          partners      '
                                            partner    Units       Capital       Units       Capital          capital
                                            -------    -----       -------       -----       -------          -------
BALANCES AT DECEMBER 31, 1993               $   375  5,340,214      22,157      950,000       (7,986)          14,546

Net income (loss)                                 1                   (552)                    1,178              627
                                            -------  ---------      ------      -------       ------           ------

BALANCES AT DECEMBER 31, 1994                   376  5,340,214      21,605      950,000       (6,808)          15,173

Net income (loss)                              (140)                (8,002)                    2,721           (5,421)
                                            -------  ---------      ------      -------       ------           ------

BALANCES AT DECEMBER 31, 1995                   236  5,340,214      13,603      950,000       (4,087)           9,752

Net income (loss)                                 9                    (86)                    1,086            1,009
                                            -------  ---------      ------      -------       ------           ------

BALANCES AT DECEMBER 31, 1996               $   245  5,340,214      13,517      950,000       (3,001)          10,761
                                            =======  =========      ======      =======       ======           ======

See accompanying notes to consolidated financial statements.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(IN THOUSANDS)


                                            1996       1995      1994
                                            ----       ----      ----

Cash flows from operating activities:
          Cash received from customers    $ 45,774    43,460    44,592
          Cash paid to suppliers and
           vendors                         (25,868)  (25,054)  (25,226)
          Cash paid to employees           (12,931)  (12,916)  (12,423)
          Interest paid                     (3,558)   (4,443)   (3,430)
          Other cash receipts                1,654     2,096     2,055
                                          --------   -------   -------
               Net cash provided by
                operating activities         5,071     3,143     5,568
                                          --------   -------   -------

Cash flows from investing activities:
          Capital expenditures              (3,847)   (3,286)   (2,049)
          Proceeds from insurance for
           damaged property and
           equipment                             -         -       105

          Payments for other assets              -       (20)        -
                                          --------   -------   -------

               Net cash used in             (3,847)   (3,306)   (1,944)
                investing activities      --------   -------   -------

Cash flows from financing activities:
          Proceeds from refinancing              -    45,000         -
          Principal payments on
           long-term debt                     (990)  (42,995)   (4,950)
          Refinancing costs and other            -      (987)     (329)
                                          --------   -------   -------
               Net cash provided by
                (used in) financing
                activities                    (990)    1,018    (5,279)
                                          --------   -------   -------

               Increase (decrease) in
                cash and cash equivalents      234       855    (1,655)


Cash and cash equivalents, beginning of
 year                                        2,116     1,261     2,916
                                          --------   -------   -------
Cash and cash equivalents, end of year    $  2,350     2,116     1,261
                                          ========   =======   =======

(Continued)

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                            1996      1995     1994
                                            ----      ----     ----

Reconciliation of net income (loss) to
 net cash   provided by operating
 activities:
            Net income (loss)               $1,009   (5,421)    627
            Adjustments to reconcile
             net income (loss) to
             net cash provided by
             operating activities:
                Depreciation and amortiza-
                tion                         4,172    4,095   3,944
                Impairment of property           -    4,789       -
                Amortization of debt
                 issue costs                   402      348     471
                Gain on insurance settlements    -        -    (105)
                Decrease (increase) in
                 accounts receivable relating
                 to operations                (683)     (24)    284
                Decrease (increase) in
                 inventory                     (34)      62     (25)
                Decrease (increase) in
                 prepaid expenses              (34)      16    (124)
                Increase in other assets      (221)       -       -
                Increase (decrease) in
                 trade accounts payable,
                 trade accounts payable to
                 affiliates, accrued
                 liabilities, accrued
                 administrative fees,
                 management fees
                 and interest payable to
                 affiliate relating
                 to operations                 613     (903)    290
                Increase (decrease) in
                 deferred revenue
                 and advance deposits         (153)     181     206
                                            ------   ------   -----

                    Net cash provided by
                     operating activities   $5,071    3,143   5,568
                                            ======   ======   =====

Non-cash investing and financing
 activities - the Partnership entered into capital lease obligations for equipment of $246,000 in 1996.

See accompanying notes to consolidated financial statements.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1996 AND 1995


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

     CASH AND CASH EQUIVALENTS

     Cash equivalents, representing money market accounts, overnight Eurodollar deposits and repurchase agreements, were $1,865,000 and $1,965,000 at December 31, 1996 and 1995, respectively. For purposes of the consolidated statements of cash flows, the Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     OPERATING ASSETS

     The Partnership uses an inventory method of accounting for china, glassware, silver, linen, and uniforms. Under the inventory method, operating assets are stated at amounts based upon the physical quantity of such assets on hand using average costs, less a valuation allowance to reflect deterioration from use.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Hotel property renovations and improvements are capitalized. Repairs, maintenance, and minor refurbishments are charged to expense as incurred. Interest incurred during construction of facilities or major renovations is capitalized and amortized over the life of the related assets. No interest was capitalized in 1996, 1995 or 1994. Upon the retirement or sale of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in operations.

          Property and equipment held under leaseholds is amortized over the shorter of the lease term or the estimated useful life of the asset.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, generally as follows:


Land improvements and leasehold improvements    15 years
Buildings and leasehold improvements            30 years
Furniture, fixtures and equipment               10 years


     The Partnership assesses the carrying value of its hotel properties for impairment when circumstances indicate such amounts may not be recoverable from future operations. In the fourth quarter of 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (SFAS No. 121). SFAS No. 121, which was issued by the Financial Accounting Standards Board in March 1995, establishes recognition and measurement standards for the impairment of long-lived assets expected to be held and used and long-lived assets to be disposed. Generally, assets to be held and used in operations are considered impaired if the sum of expected future cash flows is less than the assets' carrying amount. If an impairment is indicated, the loss is measured based on the amount by which the assets' carrying value exceeds its fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less estimated selling costs. In 1994, prior to the adoption of SFAS No. 121, the Partnership assessed impairment based on the expected future cash flows from operations of its hotel properties.

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

     NET INCOME (LOSS) PER UNIT

     Net income (loss) per limited partnership unit is computed by dividing the net income (loss) attributable to each class of units by the weighted average number of units outstanding in each class during the period. Because of the loss attributable to Class A Unitholders in 1996, 1995 and 1994, Class A Units issuable upon conversion of notes payable (see Note 5) and upon conversion of the Class B Units (see Note 2) were not considered in the computation, as such conversions would be anti-dilutive.

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

     RECLASSIFICATIONS

     Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.

 (2) PARTNERSHIP UNITS AND ALLOCATIONS

     LIMITED PARTNERSHIP UNITS

     The Class A Units entitle each Unitholder to a limited partnership interest in a percentage of the profits and losses, tax allocations, and distributions of the Partnership, as described below.

     The Class B Units entitle each Unitholder to a limited partnership interest which is subordinate to the Class A Units. The Class B Units are redeemable by the Partnership or convertible into Class A Units, in certain circumstances. The Class B Units do not receive distributions until the Class A Unitholders receive defined Minimum Annual Distributions. Through 1996, the Class B Units were convertible into Class A Units to the extent that distributable cash flow of the Partnership in the previous year would have been sufficient to pay Minimum Annual Distributions for the Class A Units, including the Class B Units to be

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(2)  PARTNERSHIP UNITS AND ALLOCATIONS (CONTINUED)

     converted. Beginning in 1997, in accordance with the terms of the Partnership Agreement, and each year thereafter through 2001, a minimum of 250,000 Class B Units are required to be converted into Class A Units annually through 2001 at a redemption value of $20.00 per Class B Unit, by issuing Class A Units valued at the then current market price of the Class A Units. Therefore, the number of Class A Units to be issued upon conversion of a Class B Unit will be determined at the time of conversion by dividing $20.00 by the then current market price of a Class A Unit.

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

     Capital transaction proceeds generally consist of net proceeds from sales and refinancing of the Partnership's hotel properties. Cash from capital transaction proceeds is allocated and distributed 99% to the Class A Unitholders and 1% to the General Partner until the Class A Unitholders have received any previously unpaid Minimum Annual Distributions, and the unrecovered capital preference amount, as defined. Capital transaction proceeds are then allocated and distributed 99% to the Class B Unitholders and 1% to the General Partner until all the Class B Units have been redeemed. Subsequent to the redemption of the Class B Units, capital transaction proceeds are allocated and distributed 75% to the Class A Unitholders and 25% to the General Partner. The unrecovered capital preference amount of a Class A and a Class B Unit at December 31, 1996 is $16.60 and $20.00, respectively.

     The Minimum Annual Distribution amount attributable to Class A Unitholders and the Class B Unitholders sharing percentage in distributable cash flow are reduced proportionately based upon distributions of capital transaction proceeds.

     The Partnership has not made any distributions since 1990. At December 31, 1996, the cumulative unpaid Minimum Annual Distribution per Class A Unit significantly exceeds the Partnership's net asset value per unit based on the appraised values of the hotel properties.

     ALLOCATION OF INCOME AND LOSSES

     Partnership income and losses are allocated among the partners in accordance with federal income tax provisions based upon the partners ownership interests, adjusted to reflect original contribution values agreed upon by the partners and other basis differences at the inception of the Partnership. Income and losses are allocated among individual units on a pro

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     rata basis within each class of units. For financial reporting purposes, the net income or loss of the Partnership is generally allocated in accordance with the income tax allocation provisions described above. In accordance with the Partnership agreement, deductions of approximately $1,036,000, $3,056,000 and $1,148,000 in 1996, 1995 and 1994, respectively, were transferred in the allocation of income (loss) from the Class B Units to the Class A Units and General Partner. In 1995, such allocation includes the impact from the impairment of the Lakeside property (see Note
     3).

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

(4)  LONG-TERM DEBT

     On June 8, 1995, the Partnership signed a credit agreement with a new lender which provided a $45,000,000 first mortgage loan and a $1,000,000 revolving credit line. The proceeds of the $45,000,000 first mortgage loan were used to refinance, on a long-term basis, the Partnership's existing mortgage loan in the amount of $38,950,000 and the note payable to bank of $1,790,000 which were due July 31, 1995 and October 31, 1995, respectively, and to provide approximately $3,000,000 to fund hotel property renovations. At December 31, 1996 these amounts have been expended. The balance of the funds were used for the payment of a facility fee and closing costs.

     The first mortgage loan interest rate at December 31, 1996 of 7.53% was based on the current Eurodollar rate plus 2%. Repayment of the first mortgage loan is based on a twenty-year amortization with a final maturity date in June 2000. Payments under this loan consist of monthly installments of $90,000 plus interest on the unpaid balance. The revolving credit line is renewable annually at the option of the lender. No amounts have been drawn on the revolving credit line at December 31, 1996.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Long-term debt is summarized as follows (in thousands):


                                                 December 31,
                                               -----------------
                                                 1996     1995

Mortgage loan                                  $43,380   44,370
Capital lease obligation                           246        -
                                               -------   ------
                                                43,626   44,370
Less current installments                       (1,122)  (1,080)
                                               -------   ------
Long-term debt, excluding current              $42,504   43,290
 installments                                  =======   ======


  The first mortgage loan and revolving credit line contain various covenants including: minimum debt service ratios, restrictions on additional indebtedness, limitations on annual cash distributions to Class A Unitholders, limitations on the payment of principal on the affiliate notes payable, prepayment premiums during the first two years, deferral of management fees payable to Richfield if minimum debt service ratios are not achieved, maintenance of a capital expenditure reserve account equal to 5% of gross revenue, and a maximum loan-to-value ratio of 65% based on the aggregate appraised values of the Properties. The Partnership is in compliance with these covenants for the year ended December 31, 1996. The first mortgage loan and revolving credit line are subject to certain limited guarantees of an affiliate of the General Partner. The first mortgage loan also requires Bank approval of any dilution in the present ownership interests of affiliates of the General Partner in the Partnership.

  In accordance with the Partnership Agreement, the General Partner received a 1% financing fee, reduced by the amount of the financing fee paid to the lender, for arranging the refinancing of the Partnership's indebtedness. In addition, the Partnership pays an annual guarantee fee calculated as .5% of the outstanding loan balance at June 8 of each year to an affiliate of the General Partner for the limited guarantee of the first mortgage loan and the revolving credit line.


     Maturities of long-term debt are summarized as follows (in thousands):

                  Year ending December 31,
                          1997                        $ 1,122
                          1998                          1,127
                          1999                          1,131
                          2000                         40,197
                          2001                             49
                                                      -------
                                                      $43,626
                                                      =======

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

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     Pursuant to this extension, the Notes, which originally matured in January 1995, are due on June 8, 2000, which is coterminous with the new mortgage loan. The unpaid interest on the Notes accrued prior to January 1, 1995, in the amount of $2,100,000, were converted into a new promissory note ("New Note") which also matures on June 8, 2000. The New Note accrues interest at the rate of 12% per annum and is payable at maturity. Interest accrued on the Notes after December 31, 1994 was paid at closing. Interest incurred on the Notes subsequent to closing continues to be accrued at 12% per annum and is paid monthly. These notes are convertible into Class A Units of the Partnership at $16.60 per unit. In addition, these notes stipulate that 25% of any excess cashflow, as defined in the new mortgage loan, will be applied against the principal of the notes outstanding.

(6)  INCOME TAXES

     The Partnership's only significant temporary difference (which will result in tax deductions in 1998 and later years) is an excess of the tax basis over the book basis of the Properties of approximately $4,900,000 and $6,500,000 at December 31, 1996 and 1995, respectively. The Partnership's net deferred tax asset was approximately $1,960,000 and $2,600,000 at December 31, 1996 and 1995, respectively. The Partnership has established a 100% valuation allowance on these net deferred tax assets. The change in the valuation allowance in 1996 and 1995 was a decrease and an increase of approximately $640,000 and $1,660,000, respectively.

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

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(7)  RELATED PARTY TRANSACTIONS AND COMMITMENTS (CONTINUED)

     LICENSE AGREEMENTS

     Two of the hotel properties have license agreements with an affiliate to operate as Regal Hotels. The license agreements provide for fees of 2.0% to 2.5% of total sales revenue, as defined, in 1996 and expire in 2012. In December 1996 and February 1997, each of the agreements was amended to provide for a fee of 2.5% throughout the terms of the agreements. The agreements can be terminated by the Partnership prior to expiration in certain circumstances, through payment of a termination fee.

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

     The Partnership leases a private club and recreational facility from an affiliate of AHS, under an operating lease. The Partnership receives 90% to 100% of the available cash flow from operations of the private club and recreational facility as lease income and management fees. The lease expires in 2052 and may be terminated early by the Partnership. The Partnership received lease income and management fees of $301,000, $256,000 and $330,000 pursuant to these arrangements in 1996, 1995, and 1994, respectively.

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

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(7)  RELATED PARTY TRANSACTIONS AND COMMITMENTS (CONTINUED)

     The following amounts resulting from transactions with affiliates are included in the accompanying consolidated balance sheets (in thousands):


                                              December 31
                                             -------------
                                              1996    1995
                                             -------------
Fees and costs, included in property
     and equipment, net                      $1,121  1,123
                                             ======  =====
General Partner financing fee                $  112    144
                                             ======  =====
Guarantee fee                                $  112    115
                                             ======  =====


     The General Partner financing fee and the guarantee fee have been capitalized and are included in other assets. The financing fee is being amortized over the life of the first mortgage loan, and the annual guarantee fee is being amortized over twelve months. Amortization relating to the financing and guarantee fee of $145,000 and $131,000 is included in interest expense in 1996 and 1995, respectively.

     The following amounts resulting from transactions with affiliates are included in the accompanying consolidated statements of operations (in thousands):


                                     1996    1995   1994
                                   -------  -----  -----
Partnership administration fees     $  198    209    222
                                    ======  =====  =====
Management fees                     $1,925  1,802  1,835
                                    ======  =====  =====
Allocated insurance expense         $1,263  1,411  1,505
                                    ======  =====  =====
Allocated data processing costs     $   58     80     45
                                    ======  =====  =====
Interest expense                    $  972    851    720
                                    ======  =====  =====
Lease income                        $  301    256    330
                                    ======  =====  =====
License fees                        $  298    174    132
                                    ======  =====  =====

(8)       COMMITMENTS AND CONTINGENCIES

     Under terms of the Clarion and ITT Sheraton franchises, the Partnership is committed to make annual payments for franchise and licensing fees and reservation services. The Clarion license agreement requires franchise fees equal to 3% of gross room revenue and expires in 2012. The ITT Sheraton license agreements require franchise fees equal to 6% of gross room revenue and expire in 2002. The Sheraton agreements may be terminated by either party at specified dates. Total franchise fees on the Clarion and ITT Sheraton license agreements were $1,131,000, $1,650,000, and $1,677,000 for 1996, 1995 and 1994, respectively.

     Three of the hotel properties are subject to noncancelable operating land leases which expire between 2000 and 2033. The leases generally require annual rental payments of a fixed amount, ranging from $10,000 to $90,000, plus a contingent amount based upon a percentage of specified room revenue, food and beverage revenue, or gross revenue, as defined, ranging from 1% to 8%. The accompanying consolidated statements of operations include land rent expense of $747,000, $799,000 and $803,000 for 1996, 1995 and 1994,
     respectively.

AIRCOA HOTEL PARTNERS, L.P.
AND SUBSIDIARY OPERATING PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(8)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

          DIRECTORS AND EXECUTIVE OFFICERS OF AHS

          The directors and executive officers of AHS are listed below. The Advisory Committee of AHP consists of one member of the AHS Board of Directors, Anthony Williams. The other members of the Advisory Committee include Anthony Dimond and James Hire who do not serve in any other capacity with Richfield or its affiliates. The functions of the AHP Advisory Committee include, among other things, review of the policies and practices of the Partnership and AHS regarding various matters as to which potential conflicts of interest may arise and review of certain acquisitions and dispositions of hotel properties by AHP. The officers of AHS devote such time and effort as is necessary for AHS to perform its duties as General Partner of the Partnership. Each of the directors of AHS are elected to a one-year term at the annual meeting of the shareholder of AHS.

          IDENTIFICATION OF DIRECTORS

          Name and Year First            Principal Occupation
          Became a Director         Age  During the Past Five Years
          -----------------         ---  --------------------------

          Daniel Bong Shu Yin, 1995  57  Daniel Bong has served as a Director for Century City International Holdings
                                         Limited ("CCIHL"), a Bermuda
                                         corporation listed in Hong Kong and
                                         engaged in property development and
                                         hotel ownership and management since
                                         1989. He is also a Director of the
                                         subsidiary corporations of CCIHL,
                                         Paliburg International Holdings Limited
                                         ("PIHL") and Deputy Chairman of Regal
                                         Hotels International Holdings Limited
                                         ("RHIHL"). Mr. Bong is responsible for
                                         overseeing the hotel operations and is
                                         a qualified architect. Mr. Bong has
                                         served as President/Chief Executive
                                         Officer of Richfield Holdings, Inc.
                                         ("Holdings") since October 1995 and as
                                         a Director since May 1995.

      Name and Year First                Principal Occupation
      Became a Director             Age  During the Past Five Years
      -----------------             ---  --------------------------

      Lawrence Lau Siu Keung, 1995   46  Lawrence Lau joined CCIHL in 1994 and
                                         has served as a Director since 1995. He
                                         also serves as a Director of PIHL and
                                         RHIHL. Mr. Lau is in charge of the
                                         overall financial and accounting
                                         functions of CCIHL and its
                                         subsidiaries. Mr. Lau served as Group
                                         Controller (Finance) for Shaw Brothers
                                         (H.K.) Ltd. from 1992 to 1994. From
                                         1989 to 1992 he was Financial
                                         Controller for Regal Pacific Holdings
                                         Limited. Mr. Lau has served as a
                                         Director of Holdings since May 1995.

      Sandy Leung Sun So, 1996       42  Sandy Leung served as Senior Vice
      (Resigned, December, 1996)         President of AHS and Holdings from
                                         February 1996 to December 1996. He
                                         joined CCIHL in November 1995 as
                                         General Manager-Corporate Finance.
                                         Prior to joining CCIHL, Mr. Leung
                                         served as a Director of Shanghai
                                         International Capital (H.K.) Limited
                                         from May 1994 to September 1995. Mr.
                                         Leung also served as an Executive
                                         Director of Seapower Corporate Finance
                                         Limited from May 1992 to April 1994.

      Douglas M. Pasquale, 1995      42  Douglas M. Pasquale has served as
                                         President/CEO of AHS since February
                                         1996. He previously served as an
                                         Executive Vice President since February
                                         1992 and was appointed Chief Financial
                                         Officer in August 1994. Mr. Pasquale
                                         joined AHS in 1986 as Vice President of
                                         Investor Services. Mr. Pasquale did not
                                         serve as an officer of AHS from August
                                         1989 to February 1992, but continued to
                                         serve as Vice President of Holdings
                                         during this time period. Mr. Pasquale
                                         became a Director of Holdings in
                                         February 1993.

      Michael Sheh, 1995             39  Michael Sheh has served as Executive
                                         Vice President since February 1997. He
                                         has served as Senior Vice
                                         President/Treasurer of AHS since June
                                         1995. Mr. Sheh served as Vice
                                         President/Treasurer of Holdings from
                                         1989 to 1995, and as Senior Vice
                                         President from 1995 to February 1997,
                                         when he was elected Executive Vice
                                         President. He became a Director of
                                         Holdings in May 1995.

          Name and Year First            Principal Occupation
          Became a Director         Age  During the Past Five Years
          -----------------         ---  --------------------------

          Carol K. Werner, 1989      42  Carol K. Werner served as General
                                         Counsel, Secretary and Executive Vice
                                         President of AHS from 1989 to March
                                         1995. She also served as Director,
                                         Executive Vice President and Secretary
                                         of Holdings and certain affiliates from
                                         1989 to 1995. Since August 1995, Ms.
                                         Werner has been working with the
                                         Denver, Colorado office of Coudert
                                         Brothers, an international law firm.
                                         Ms. Werner was an associate of Coudert
                                         Brothers prior to her employment with
                                         AHS.


          Anthony Williams, 1989     51  Anthony Williams is the Chairman of the
                                         executive committee of Coudert
                                         Brothers, an international law firm,
                                         and has been a partner since 1981. He
                                         has served as a director of Holdings
                                         since 1989.

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

Item 11.  Payments and Compensation to General Partner and Affiliates
--------  -----------------------------------------------------------

        As set out in the Partnership Agreement various fees are payable to AHS, as General Partner, for services rendered to the Partnership. These fees include Partnership administration fees equal to .25% of the appraised value of the Properties determined as of December 31st of each year; acquisition fees equal to 1% of the purchase price of any additional hotel property purchased by the Partnership; mortgage or refinancing fees equal to 1% of the loan amount; annual guarantee fees equal to .5% of the outstanding loan balance to an affiliate of AHS; and brokerage and disposition fees equal to 1% of the total contract price of the property with respect to the sale of a Partnership property to a third party. Affiliates of AHS receive property management service fees, data processing and risk management fees pursuant to the hotel management agreements with the Operating Partnerships. The Properties may also reimburse AHS and its affiliates for certain costs paid by AHS and its affiliates on behalf of the Operating Partnerships including payroll, professional fees and certain out-of-pocket expenses. For a detailed description of amounts paid or owed to AHS and its affiliates by the Partnership or the Operating Partnerships for various services performed by AHS and its affiliates during 1996, see Item 8, Financial Statements and Supplementary Data. The McCormick Ranch and Durham properties have license agreements with Holdings for use of the Regal name. For a detailed description of amounts paid or owed to Holdings, see Item 8, Financial Statements and Supplementary Data.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management
     --------  --------------------------------------------------------------

    (a) The following table sets forth information as of March 3, 1997 with respect to persons who are known to the Partnership (based on statements filed with the Securities and Exchange Commission pursuant to section 13(d) or 13(g) of the Securities Act of 1934) to be the beneficial owner of more than five percent of any class of the Partnership's voting securities.

                              Name and address    Amount and nature
                              of                  of beneficial       Percent
Title of Class                beneficial owner    ownership           of Class
---------------------------  ------------------   -----------------   ---------


Class A Units                Century City         3,794,646 (1)       71.0%
                             International
                             Paliburg Plaza
                             68 Ye Woo Street     Indirect
                             Hong Kong            Ownership

Class A Units                Regal Hotel          1,825,065(1)        34.2%
                             Management, Inc.
                             5775 DTC Boulevard   Direct
                             Suite 300            Ownership
                             Englewood, Colorado
                             80111

Class A Units                Gateway Hotel        769,041(1)          14.4%
                             Holdings, Inc.
                             5775 DTC Boulevard   Direct
                             Suite 300            Ownership
                             Englewood, Colorado
                             80111

Class A Units                AIRCOA Equity        650,000 (1)         12.2%
                             Interests, Inc.
                             5775 DTC Boulevard   Direct
                             Suite 300            Ownership
                             Englewood, Colorado
                             80111

Class A Units                Richfield            546,740 (1)(2)      10.2%
                             Holdings, Inc.
                             5775 DTC Boulevard   Direct
                             Suite 300            Ownership
                             Englewood,
                             Colorado  80111

Class A Units                Investing Group:     409,000 (3)         7.65%
                                                  Direct
                                                  Ownership

                             Hatfield Family
                             Trust, UA
                             RR1, Box 162
                             Ridgeland, South
                             Carolina  29936
                             (108,700 units
                             2.03%)



                             Name and address     Amount and nature
                             of                   of beneficial      Percent
Title of Class               beneficial owner     ownership          of Class
---------------------------  -----------------    --------           ----------

                             J. Mark Grosvenor
                             3145 Sports
                             Arena Boulevard
                             San Diego,
                             California  92110
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
                             (10,500 units .20%)

                             Michael McNulty
                             8235 Douglas
                             Avenue, Suite
                             1300
                             Dallas, Texas
                             75225
                             (10,000 units .20%)

Class B Units                Century City         950,000 (4)(5)     100.0%
                             International        Indirect
                             Holdings Limited     Ownership


       (1) Each of Richfield Holdings, Inc. ("Holdings"), AIRCOA Equity Interests, Inc. ("AEI"), Regal Hotel Management, Inc. ("RHM") and Gateway Hotel Holdings, Inc. ("Gateway") share voting and investment power with Century City International Holdings Limited ("Century City").
       (2) Holdings has direct ownership of 546,740 Class A Units, an indirect ownership of 650,000 Class A Units through AEI, and indirect ownership of 3,800 Class A Units through Richfield Hospitality Services, Inc., for a total direct and indirect ownership of 1,200,540, which represent 22.5% of the Class A Units.
       (3) Individuals or trusts listed have jointly filed a Schedule 13-D indicating that they are acting as a group. Ownership information is based on Amendment No. 2 to the Schedule 13-D filed February 3, 1996.
       (4) Class B Units are not tradable securities however, they are convertible into Class A Units under certain conditions as set forth in the limited partnership agreement of the Partnership. No conversion rights have been exercisable since the Partnership's inception through the date hereof.
       (5) Holdings directly owns 200,000 Class B Units. RHM directly owns 688,746 Class B Units of the Partnership. Buffalo Hotel Investors, Ltd. ("BHI") directly owns 61,254 Class B Units. AEI is the managing general partner of BHI and therefore BHI is considered an affiliate. AEI and its affiliates directly and indirectly own 7.1% of the partnership interests of BHI.

        In addition to its direct interest in the Partnership's voting securities, Holdings indirectly owns 100% of the outstanding common shares of AHS. In February, 1989 Novolane, B.V., a Netherlands company ("Novolane") and Kingsfield Investment B.V., a Netherlands company ("Kingsfield") together acquired 51% of the voting securities of Holdings. Kingsfield sold the 5% interest it held in Holdings to an unaffiliated party during 1990. Novolane currently owns 49.77% of Holdings' outstanding voting securities and 100% of the voting securities of RHM. In December 1994, Regal International Limited purchased 45.58% of Holdings' outstanding voting securities from an unaffiliated entity. Century City, a Bermuda company, indirectly controls Novolane, Gateway and Regal International Limited. More than 60% of the voting stock of Century City is beneficially owned by Mr. Lo Yuk Sui, a citizen of Hong Kong.

        The General Partner directly owns notes, with face values of $8,100,000, which are convertible into Class A Units at a price of $16.60 per Class A Unit. Assuming that these were converted, the General Partner would directly own 8.4% of the Class A Units. Century City International would then indirectly own 73.5% of the Class A Units.

    (b) Security Ownership of Management

        As of March 3, 1997, no officers or directors of AHS have beneficial ownership of any equity securities of the Partnership or AHS.

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

                                    PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

                                                                     Page
                                                                     Number
                                                                     ------

(a) (1)  Financial Statements - Included in Part II of this Report:

         Independent Auditors' Report                                II-10

         Consolidated Balance Sheets, December 31,
          1996 and 1995                                              II-11

         Consolidated Statements of Operations                       II-13
          Years Ended December 31, 1996, 1995, and 1994

         Consolidated Statements of Partners' Capital                II-14
          Years Ended December 31, 1996, 1995, and 1994

         Consolidated Statements of Cash Flows                       II-15
          Years Ended December 31, 1996, 1995, and 1994

         Notes to Consolidated Financial Statements,
          December 31, 1996 and 1995                                 II-17

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

4.2 Form of Depository Receipt, incorporated herein by reference to the Partnership's Registration Statement No. 33-13418, Exhibit 4.2, declared effective by the Securities and Exchange Commission on July 23, 1987.

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

10.25d Regal McCormick Sublicense Agreement dated February 15, 1996 incorporated herein by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K filed with the commission on March 29, 1996.

10.25e Regal McCormick First Amendment to Regal Sublicense Agreement dated February 26, 1997. (1)

10.25f   Regal University Sublicense Agreement dated December 18, 1996. (1)

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

10.26d Promissory Note dated June 8, 1995, by the Buffalo Operating Partnership, L.P. as maker, to The Hong Kong and Shanghai Banking Corporation Limited as payee in the principal amount of $9,225,000, incorporated herein by reference to Exhibit 10.40d, filed with the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1995.

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

10.34 Promissory Note dated as of June 8, 1995 by AHP as maker, to AHS as payee in the principal amount of $6,000,000 incorporated herein by reference to Exhibit 10.34 filed with the Registrant's Annual Report on Form 10-K filed with the Commission on March 29, 1996.

10.35 Promissory Note dated as of June 8, 1995 by AHP as maker, to AHS as payee in the principal amount of $2,100,000. See 10.34 above for additional language for 10.34 between the Partnership, AHS, and William
         R. Arthur and Frank A. Hughes incorporated herein by reference Exhibit
         10.36 filed with the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 12, 1996.

10.37 Indemnification Agreement dated January 14, 1997 between the Partnership, AHS, and James Hire and Anthony Dimond. (1)

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

(b) Form 8-K filed with the Securities and Exchange Commission on January 15, 1997 announcing changes to the Advisory Committee.

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

                     By: AIRCOA HOTEL PARTNERS, L.P.
                         a Delaware limited partnership


                     By: AIRCOA HOSPITALITY SERVICES, INC.
                         its General Partner


                     By: /S/ Douglas M. Pasquale
                         -----------------------
                             Douglas M. Pasquale, Chief Executive Officer, President and Director
Dated:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                     Title                            Date
     ---------                     -----                           ------

/S/ Douglas M. Pasquale
-------------------------
Douglas M. Pasquale           Chief Executive Officer,             3/28/97
                              President and Director
                              (Principal Executive and
                              Financial Officer)
                              of AIRCOA Hospitality Services, Inc.

/S/ David C. Ridgley
-------------------------
David C. Ridgley              Principal Accounting Officer         3/28/97
                              of AIRCOA Hospitality Services, Inc.

/S/ Daniel Bong Shu Yin
-------------------------
Daniel Bong Shu Yin           Director                             3/28/97
                              of AIRCOA Hospitality Services, Inc.


/S/ Lawrence Lau Siu Keung
--------------------------
Lawrence Lau Siu Keung        Director                             3/28/97
                              of AIRCOA Hospitality Services, Inc.

/S/ Michael Sheh
----------------
Michael Sheh                  Director                             3/28/97
                              of AIRCOA Hospitality Services, Inc.

/S/ Carol K. Werner
-------------------
Carol K. Werner               Director                             3/28/97
                              of AIRCOA Hospitality Services, Inc.


/S/ Anthony Williams
--------------------
Anthony Williams              Director                             3/28/97
                              of AIRCOA Hospitality Services, Inc.