Form 10-Q
period 1997-03-31
AIRCOA HOTEL PARTNERS L P
filed 1997-05-14
CIK 812591

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

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

There were 5,340,214 Units outstanding of the Registrant's Class A Units, as of April 25, 1997.

-------------------------------------------------------------------------------

                          AIRCOA HOTEL PARTNERS, L.P.

                                     INDEX

                                                                                           Page
                                                                                          Number
                                                                                          ------

PART I. FINANCIAL INFORMATION:
          Item 1. Financial Statements


                  Consolidated Balance Sheets (Unaudited)
                   March 31, 1997 and December 31, 1996                                    2 - 3

                  Consolidated Statements of Operations (Unaudited)
                   Three Months Ended March 31, 1997 and 1996                                  4

                  Consolidated Statement of Partners' Capital (Unaudited)
                   Three Months Ended March 31, 1997                                           5

                  Consolidated Statements of Cash Flows (Unaudited)
                   Three Months Ended March 31, 1997 and 1996                                  6

                  Notes to Consolidated Financial
                   Statements (Unaudited)                                                 7 - 10

          Item 2. Management's Discussion and Analysis of                                11 - 13
                   Financial Condition and Results of Operations

PART II.  OTHER INFORMATION AND SIGNATURES                                                    14

PART I. FINANCIAL INFORMATION
------- ---------------------

Item 1. Financial  Statements
------- ---------------------

                          AIRCOA HOTEL PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)
                                 (In Thousands)


Assets                                            March 31, 1997   December 31, 1996
------                                            ---------------  ------------------

Current assets:
 Cash and cash equivalents                              $  3,041            $  2,350
 Accounts receivable:
  Trade                                                    3,114               3,305
 Inventory                                                   386                 373
 Prepaid expenses                                            689                 516
                                                        --------            --------

    Total current assets                                   7,230               6,544
                                                        --------            --------


Property and equipment, at cost:
 Land and leasehold improvements                           9,432               9,427
 Buildings and leasehold improvements                     68,525              68,499
 Furniture, fixtures and equipment                        21,038              20,251
                                                        --------            --------
                                                          98,995              98,177
Less accumulated depreciation and amortization           (36,589)            (35,501)
                                                        --------            --------

    Net property and equipment                            62,406              62,676
                                                        --------            --------

Other assets, including debt issue costs, net of
 accumulated amortization of $337 in 1996 and
    $237 in 1995                                             814                 911
                                                        --------            --------

                                                         $70,450             $70,131
                                                        ========            ========


                          AIRCOA HOTEL PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS (Continued)

                                  (Unaudited)
                                 (In Thousands)



Liabilities and Partners' Capital                 March 31, 1997   December 31, 1996
---------------------------------                 ---------------  ------------------

Current liabilities:
 Current installments of long-term debt                  $ 1,124             $ 1,122
 Trade accounts payable                                      948               1,284
 Payables to affiliates                                      591                 444
 Accrued liabilities:
  Payroll                                                    917                 832
  Taxes, other than income taxes                             807                 513
  Other                                                    2,651               2,223
 Deferred revenue and advance deposits                     1,573               1,842
                                                         -------             -------

     Total current liabilities                             8,611               8,260

Long-term debt, excluding current installments            42,222              42,504

Notes payable to affiliates                                8,100               8,100

Accrued administration, management fees and
 interest payable to affiliate                               568                 506
                                                         -------             -------

     Total liabilities                                    59,501              59,370
                                                         -------             -------

Partners' capital:
 General Partner                                             246                 245
 Limited Partners:
  Class A Unitholders                                     13,436              13,517
  Class B Unitholders (deficit)                           (2,733)             (3,001)
                                                         -------             -------

     Total Partners' capital                              10,949              10,761
                                                         -------             -------

                                                         $70,450             $70,131
                                                         =======             =======




          See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (Unaudited)
                        (In Thousands, Except Unit Data)



                                                      1997         1996
                                                   -----------  -----------

Revenue:
 Rooms                                             $    7,433   $    7,317
 Food and beverage                                      2,877        3,017
 Other property operations                              1,959        2,034
                                                   ----------   ----------
                                                       12,269       12,368
                                                   ----------   ----------
Costs and operating expenses:
 Rooms                                                  1,946        1,886
 Food and beverage                                      2,019        2,187
 Other property operations                                920          961
 Administrative and general                             1,519        1,215
 Marketing                                              1,047        1,134
 Energy                                                   598          617
 Property maintenance                                     608          573
 Rent, taxes and insurance                                694          683
 Management fees                                          488          492
 Depreciation and amortization                          1,088        1,053
                                                   ----------   ----------
                                                       10,927       10,801
                                                   ----------   ----------

     Operating income                                   1,342        1,567

Interest expense, including
  amortization of debt costs                           (1,154)      (1,195)
                                                   ----------   ----------

  Net income                                       $      188   $      372
                                                   ==========   ==========

Class A Unitholders:
  Income (loss) per limited partnership unit            $(.02)        $.02
                                                   ==========   ==========
  Weighted average number of units outstanding      5,340,214    5,340,214
                                                   ==========   ==========

Class B Unitholders:
  Income  per limited partnership unit                   $.28         $.29
                                                   ==========   ==========
  Weighted average number of units outstanding:       950,000      950,000
                                                   ==========   ==========




          See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                       THREE MONTHS ENDED MARCH 31, 1997

                                  (Unaudited)
                        (In Thousands, Except Unit Data)


                                    Limited Partners' Capital (Deficit)
                               --------------------------------------------
                               Class A Unitholders    Class B Unitholders      Total
                    General    ---------------------  ---------------------  Partners'
                    Partner    Units      Capital      Units      Deficit     Capital
                    -------  ---------  -----------  ---------  -----------  ----------
Balances at
 December 31, 1996    $245   5,340,214   $13,517      950,000    $(3,001)       $10,761

Net income               1          --       (81)          --        268            188
                      ----   ---------   -------      -------    -------        -------

Balances at
 March 31, 1997       $246   5,340,214   $13,436      950,000    $(2,733)       $10,949
                      ====   =========   =======      =======    =======        =======




          See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (Unaudited)
                                 (In Thousands)


                                                      1997      1996
                                                    --------  -------
Cash flows from operating activities:
 Cash received from customers                       $11,833   $11,305
 Cash paid to suppliers and vendors                  (6,118)   (6,528)
 Cash paid to employees                              (3,081)   (3,110)
 Interest paid                                       (1,017)     (488)
 Other cash receipts, net                               172       349
                                                    -------   -------

     Net cash provided by operating activities        1,789     1,528
                                                    -------   -------

Cash flows from investing activities -
 capital expenditures                                  (818)     (204)
                                                    -------   -------

Cash flows from financing activities -
 principal payments on long-term debt                  (280)     (270)
                                                    -------   -------

     Increase in cash and cash equivalents              691     1,054

Cash and cash equivalents at beginning of period      2,350     2,116
                                                    -------   -------

Cash and cash equivalents at end of period          $ 3,041   $ 3,170
                                                    =======   =======




          See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                  (Unaudited)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the period ended December 31, 1996. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

(2)  MERGER WITH AFFILIATE

     The Partnership received in December 1996, a written proposal from an affiliate, Regal Hotel Management, Inc. ("RHM"), to commence discussions with respect to the possible purchase of all of the Class A and Class B units not currently owned by RHM or its affiliates for $2.35 per Class A Unit and $16.80 per Class B Unit. The General Partner of the Partnership referred consideration of RHM's proposal to a special committee comprised of the independent members of the Partnership's Advisory Committee. Pursuant to negotiations, RHM agreed to increase the merger consideration to $3.10 per Class A Unit and $20.00 per Class B Unit. The special committee determined that such increased merger consideration is fair to, and in the best interests of, unaffiliated unitholders of the Partnership and recommended approval of the merger transaction by the Board of Directors of the Partnership's General Partner. The General Partner's Board of Directors approved RHM's revised proposal on May 2, 1997.

     The acquisition would be made by means of a merger of a subsidiary limited partnership owned by RHM into the Partnership. The completion of the merger and the resulting acquisition of interests of unaffiliated unitholders is subject to the approval of the merger by unitholders owning a majority interest of the Partnership's units at a special meeting. Presently, RHM and its affiliates own 71% of the Class A Units and 93.6% of the Class B Units. RHM and its affiliates have agreed to vote in favor of the merger thus assuring its approval. Although no date has been set for the special meeting, it is presently expected that the meeting will be held, and the merger will be consummated, during the third quarter of 1997.

     In conjunction with approval of the merger transaction, the General Partner has amended the Partnership Agreement in order to defer the mandatory conversion of Class B Units into Class A Units. The amendment provides that the 250,000 Class B Units scheduled to convert into additional Class A Units during 1997 will convert on the earliest to occur of (i) any termination of the definitive merger agreement; (ii) the record date for any vote of the Class A Unitholders, (other than the vote on merger), (iii) the record date for any distribution by the Partnership to holders of Class A Units and (iv) September 30, 1997. In 1997, in accordance with the Partnership Agreement, the number of Class A Units to be received upon conversion of a Class B Unit will be determined by dividing $20.00 by the average of the closing prices of Class A Units for the five trading days ending on May 30, 1997. In light of the likelihood of completion of the merger, the General Partner adopted this amendment in order to avoid administrative and other issues arising from the issuance of additional Class A Units pursuant to the conversion.

(3)  LONG-TERM DEBT

     The Partnership has a first mortgage loan and a $1,000,000 revolving credit line. The first mortgage loan bears interest at the Eurodollar rate plus 2% (7.5 % at March 31, 1997). Re-payment of the first mortgage loan is based on a twenty-year amortization with a maturity date in June 2000. Payments under this loan consist of monthly installments of $90,000 plus interest on the unpaid balance. The revolving credit line is renewable annually at the option of the lender. no amounts have been drawn on the line at March 31, 1997.

     Long term debt is summarized as follows (in thousands):

                                     March 31,   December 31,
                                        1997         1996
                                     ----------  -------------

     Mortgage loan                     $43,110        $43,380
     Capital lease obligation              236            246
                                       -------        -------
                                       $43,346        $43,626

     Less current installments          (1,124)        (1,122)
                                       -------        -------

     Long-term debt, excluding
      current installments             $42,222        $42,504
                                       =======        =======

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

(4)  NOTES PAYABLE TO AFFILIATES

     The Partnership has notes payable of $8,100,000 to AHS that are subordinate to the first mortgage loan. Notes payable to AHS consist of notes payable of $6,000,000 and a note payable of $2,100,000. The notes payable totaling $6,000,000 accrue interest at 12% per annum, payable monthly, and mature on June 8, 2000. The note payable for $2,100,000 accrues interest at 12% per annum, with interest and principal due on June 8, 2000. The notes payable to AHS are convertible into Class A Units of the Partnership at $16.60 per unit. In addition, these notes stipulate that 25% of any excess cash flow, as defined in the first mortgage loan, will be applied against the principal of the notes outstanding.

                          AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                  (Unaudited)

(5)  PARTNERSHIP UNITS AND ALLOCATIONS

     LIMITED PARTNERSHIP UNITS

     The Class A Units entitle each Unitholder to a limited partnership interest in a percentage of the profits and losses, tax allocations and distributions of the Partnership, as described below.

     The Class B Units entitle each Unitholder to a limited partnership interest which is subordinate to the Class A Units, in certain circumstances. The Class B Units are redeemable by the Partnership or convertible into Class A Units, in certain circumstances. The Class B Units do not receive distributions until the Class A Unitholders receive defined Minimum Annual Distributions. Beginning in 1997, in accordance with the terms of the Partnership Agreement, and each year thereafter through 2001, a minimum of 250,000 Class B Units are required to be converted into Class A Units annually through 2001 at a redemption value of $20.00 per Class B Unit, by issuing Class A Units valued at the then current market price of the Class A Units. As discussed above in Note 2, the Partnership Agreement was amended to defer the 1997 conversion of Class B Units.

     CASH DISTRIBUTIONS

     The Partnership Agreement provides for periodic distribution of distributable cash flow, as defined, to the partners at the discretion of the General Partner. Distributable cash flow is generally defined as cash flow from operations of the hotel properties. Such cash is allocated and distributed (net of AHS' 1% general partnership interest in the Operating Partnerships) 99% to the Class A Unitholders and 1% to the General Partner until the Class A Unitholders have received defined Minimum Annual Distributions. At March 31, 1997, the cumulative unpaid Minimum Annual Distribution per Class A Unit significantly exceeds the Partnerships' net asset value per unit based on the December 31, 1996 appraised values of the hotel properties.

     According to the first mortgage loan, the maximum annual amount that the Partnership may distribute to the Class A Unitholders is equal to 50% of excess cash flow as defined in the mortgage loan agreement. However, if the debt service coverage ratio, as defined in the mortgage loan agreement, is greater than 1.50, then the Partnership may distribute up to 75% of such excess cash flow.

     In addition, the Partnership may not make any distributions to the Class A Unitholders if there are any amounts which are due and payable under the mortgage loan agreement which are unpaid.

                           AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                  (Unaudited)

(6)  RELATED PARTY TRANSACTIONS

     The following amounts resulting from transactions with affiliates are included in the accompanying consolidated statements of operations (in thousands):

                                               For the three
                                           months ended March 31,
                                           ----------------------
                                                 1997  1996
                                                 ----  ----
     Partnership administration fees            $  52  $  43
                                                =====  =====
     Management fees                            $ 488  $ 492
                                                =====  =====
     Allocated data processing cost             $  11  $  23
                                                =====  =====
     Allocated insurance expenses                $334  $358
                                                =====  =====

     Interest expense                           $ 243  $ 243
                                                =====  =====
     Lease income                               $  61  $  46
                                                =====  =====
     License fees                               $ 123  $  94
                                                =====  =====

     The properties are obligated to reimburse an affiliate for payroll, professional fees, and certain out-of-pocket expenses incurred by the affiliate on their behalf. Affiliates are also paid purchasing and design fees in connection with renovations of the hotels and purchases of furnishings, equipment and supplies.

(7)  INCOME TAXES

     No current provision or benefit for income taxes is included in the accompanying consolidated financial statements since the taxable income or loss of the Partnership is included in the tax returns of the individual partners of the Partnership.

     The Partnership's only significant temporary difference is an excess of the tax basis over the book basis of the Partnership's hotels of approximately $4,900,000 which gives rise to a net deferred tax asset of approximately $1,960,000. The Partnership has established a 100% valuation allowance on these net deferred tax assets. Current federal income tax regulations will subject the Partnership to corporate taxation beginning in 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS

Partnership revenue for the first three months of 1997 decreased $99,000 or .8% as compared to the first three months of 1996. Average occupancy and daily room rates for the portfolio of 1,586 rooms are summarized as follows:

                                   Three months
                                  ended March 31,
                                 -----------------
                                   1997     1996
                                 --------  -------

     Average occupancy              72.7%    75.9%

     Average daily room rates     $72.01   $66.45


The decrease in the Partnership's properties revenue for the first three months of 1997 as compared to the first three months of 1996 was primarily a result of decreased food and beverage revenue offset by increased room revenue. Food and beverage revenue is influenced, in part, by occupancy levels at each of the properties. For the first three months of 1997, occupancy levels at the Partnership's properties decreased by 4.2% as compared to the first three months of 1996 which contributed to a decrease in food and beverage revenue of 4.6% during the same periods. Rooms revenue is a function of occupancy levels as well as average daily room rates. For the first three months of 1997, rooms revenue increased by 1.6% over the first three months of 1996, due to an increase in average daily rates of 8.4% offset in part by a decrease in occupancy levels of 4.2% for the same periods.

Net rooms margin (rooms revenue less rooms expenses) increased $56,000 or 1.0% for the first three months of 1997 as compared to the first three months of 1996, as revenue increased by $116,000 or 1.6% while expenses increased by $60,000 or 3.2%. The increase in net rooms margin was primarily due to an increase at Lakeside offset by a decrease at University. The increase in net rooms margin at Lakeside was generated through an increase in average daily room rates, primarily in the wholesale market segment. The decrease at University was primarily due to decreased occupancy levels that were offset in part by increased average daily room rates. These changes were a result of decreased rooms sold in the group market segment, which has historically provided higher occupancy levels at lower average daily room rates.

Net food and beverage margin (food and beverage revenue less food and beverage expenses) increased $28,000 or 3.4% for the first three months of 1997 as compared to the first three months of 1996, as revenue decreased $140,000 or 4.6%, while expenses decreased $168,000 or 7.7%. The increase in net food and beverage margin was primarily due to an increase at McCormick exceeding a decrease at Buffalo. The increase in net food and beverage margin at McCormick was primarily due to the addition of a catering pavilion at the property during 1996, which increased banquet revenue, and reductions in payroll costs. The decrease in net food and beverage margin at Buffalo was primarily due to changes in the segment mix of the properties' guests to include more contract business, which typically does not use the hotel's food and beverage outlets as much as other segments. Additionally, Buffalo experienced increased food and payroll costs.

Revenue from other property operations decreased $75,000 or 3.7% for the first three months of 1997 as compared to the first three months of 1996. This decrease was primarily a result of a decrease in occupancy levels at the Partnership's properties during the first three months of 1997.

Operating income for the first three months of 1997 decreased $225,000 or 14.4% compared to the first three months of 1996 as revenue decreased $99,000 or .8% and operating costs increased $126,000 or 1.2%. The increase in operating costs is primarily due to increased professional and legal fees, offset in part by decreased operating costs at the Partnership's properties. The increased professional and legal fees are associated with the merger transaction discussed below in the "Other Matters" section.

Interest expense decreased $41,000 or 3.4% for the first three months of 1997 as compared to the first three months of 1996 as a result of a slight decrease in the average interest rate (inclusive of amortization of debt issue costs) from 9.13% to 8.94% and lower average debt levels.

Cash flow from operations differs from net income of the Partnership due to the effects of depreciation, amortization and accruals as reflected in the consolidated statements of cash flows. Net income/(loss) per Class A Unit and the net income per Class B Unit reflect allocations of the net income as required by the Partnership Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first three months of 1997 was $1,789,000, an increase of $261,000 as compared with the same period in 1996. The increase is primarily attributable to the increase in cash received from customers of $528,000 and the decrease in cash paid to suppliers and vendors of $410,000 offset by an increase in interest paid of $529,000. Cash used in investing activities increased $614,000 in the first three months of 1997 compared to the first three months of 1996. The increase primarily reflects capital expenditures at McCormick. Cash used in financing activities increased $10,000 in the first three months of 1997 compared to the first three months of 1996.

The Partnership had indebtedness at March 31, 1997 of $51,446,000 as compared to $51,726,000 at December 31, 1996. At March 31, 1997, the Partnership had a working capital deficit of $1,381,000 compared to a working capital deficit of $1,716,000 at December 31, 1996. The Partnership's working capital requirements, debt service obligations and capital expenditures are expected to be satisfied through a combination of operating cash flows and draws on its revolving line of credit. The Partnership has capital improvements of approximately $4,600,000 planned in 1997, of which approximately $800,000 of improvements were made through March 31, 1997. These improvements will be primarily funded from hotel operations.

The market value of the Partnership's properties differs significantly from the historical cost of the properties as reflected in the Partnership's balance sheet at March 31, 1997. As indicated under Item 2 in the Partnership's 1996 Form 10-K, the aggregate appraised value of the hotel properties at December 31, 1996 was $87,300,000. The December 1996 appraised value may not be representative of the appraised value which will be obtained as of December 31, 1997 and is not necessarily indicative of the ability of the Partnership to consummate a sale of the properties or the actual sale price to be realized from the sale of the properties. However, the appraised value does represent the appraiser's opinion of the most probable price for which the hotel properties should sell in a competitive market.

PARTNERSHIP DISTRIBUTIONS AND UNIT CONVERSIONS

The Partnership Agreement provides for periodic distribution of distributable cash flow, as defined, to the partners subject to any applicable restrictions and the discretion of the General Partner. The Partnership has not made any distributions since 1990. Prior to making future distributions, the Partnership will comply with its capital expenditure requirements as specified in its mortgage loan agreement and maintain sufficient working capital balances. The Partnership currently has a Minimum Annual Distribution requirement of $2.16 per Class A Unit. At March 31, 1997, the cumulative unpaid Minimum Annual Distribution per Class A Unit significantly exceeds the Partnership's net asset value per unit based on the December 31, 1996 appraised values of the hotel properties. At this time, it is unlikely that there will be any funds available for distribution to the Class A Unitholders in 1997.

Beginning in 1997, in accordance with the terms of the Partnership Agreement, and each year thereafter through 2001, a minimum of 250,000 Class B Units are required to be converted at a redemption value of $20.00 per Class B Unit, by issuing Class A Units valued at the current market price of a Class A Unit. As discussed below in the "Other Matters" section, the Partnership Agreement was amended to defer the 1997 conversion of Class B Units.

Based on current market prices of the Class A Units, such required conversion is expected to result in substantial dilution to the preconversion Class A Unitholders. For example, based on the average closing month-end market price of Class A Units during the first quarter of 1997 of approximately $2.04, the conversion of 250,000 Class B Units in the first year of the required conversion period would result in an approximate 31% dilution to the Class A Unitholders upon conversion. The conversion of all 950,000 Class B Units would result in an approximate 64% dilution to the preconversion Class A Unitholders at the $2.04 per unit market price. In addition, using the same per unit market price for a Class A Unit of $2.04, affiliate ownership of Class A Units would increase to approximately 80% and 89% upon conversion of the first 250,000 Class B Units and conversion of all 950,000 Class B Units, respectively, changes in the market price of Class A Units do not result in proportional changes in dilution. The market price of the Partnership's Class A Units is subject to fluctuations and there is no assurance that such prices upon conversion will approximate the average per unit market price in the first quarter of 1997.

Pursuant to the Partnership Agreement, the Class A Units to be issued upon conversion of the Class B Units must be identical to the Class A Units existing prior to the conversion date. The General Partner has, on the advice of counsel, determined that Class B Units convert into identical Class A Units because there are elective procedures, which are standard practice for publicly-traded partnerships, that make Class A Units received upon conversion fungible for tax purposes with all pre-existing Class A Units.

OTHER MATTERS

The Partnership received in December 1996, a written proposal from an affiliate, Regal Hotel Management, Inc. ("RHM"), to commence discussions with respect to the possible purchase of all of the Class A and Class B Units not currently owned by RHM or its affiliates for $2.35 per Class A Unit and $16.80 per Class B Unit. The General Partner of the Partnership referred consideration of RHM's proposal to a special committee comprised of the independent members of the Partnership's Advisory Committee. Pursuant to negotiations, RHM agreed to increase the merger consideration to $3.10 per Class A Unit and $20.00 per class
B Unit.   The special committee determined that such increased merger consideration is fair to, and in the best interests of, unaffiliated unitholders of the Partnership and recommended approval of the merger transaction by the Board of Directors of the Partnership's General Partner. The General Partner's Board of Directors approved RHM's revised proposal on May 2, 1997.

The acquisition would be made by means of a merger of a subsidiary limited partnership owned by RHM into the Partnership. The completion of the merger and the resulting acquisition of interests of unaffiliated unitholders is subject to the approval of the merger by unitholders owning a majority interest of the Partnership's units at a special meeting. RHM and its affiliates own 71% of the Class A Units and 93.6% of the Class B Units. RHM and its affiliates have agreed to vote in favor of the merger thus assuring its approval. Although no date has been set for the special meeting, it is presently expected that the meeting will be held, and the merger will be consummated, during the third quarter of 1997.

In conjunction with approval of the merger transaction, the General Partner has amended the Partnership Agreement in order to defer the mandatory conversion of Class B Units into Class A Units. The amendment provides that the 250,000 Class B Units scheduled to convert into additional Class A Units during 1997 will convert on the earliest to occur of (i) any termination of the definitive merger agreement; (ii) the record date for any vote of the Class A Unitholders, (other than the vote on merger), (iii) the record date for any distribution by the Partnership to holders of Class A Units and (iv) September 30, 1997. In 1997, in accordance with the Partnership Agreement, the number of Class A Units to be received upon conversion of a Class B Unit will be determined by dividing $20.00 by the average of the closing prices of Class A Units for the five trading days ending on May 30, 1997. In light of the likelihood of completion of the merger, the General Partner adopted this amendment in order to avoid administrative and other issues arising from the issuance of additional Class A Units pursuant to the conversion.

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          A)  Exhibits
              (3.6) Amendment No. 1 To Third Amended and Restated Agreement of Limited Partnership of AIRCOA Hotel Partners, L.P.

          B)  Reports on Form 8-K
              Form 8-K filed with the Securities and Exchange Commission on May 7, 1997 announcing AIRCOA Hotel Partners, L.P.'S agreement to merger transaction.



SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AIRCOA HOTEL PARTNERS, L.P.


                              BY:  AIRCOA Hospitality Services, Inc.,
                                   General Partner



DATE:    May 14, 1997         BY:  /S/ DOUGLAS M. PASQUALE
    -----------------              --------------------------
                                       Douglas M. Pasquale
                                        President and Director
                                        (Principal Executive and
                                        Financial Officer)


                              BY:  /S/ DAVID C. RIDGLEY
                                   --------------------
                                       David C. Ridgley
                                        Senior Vice President
                                        and Chief Accounting Officer
                                        (Duly Authorized Officer)