Form 10-Q
period 1997-06-30
AIRCOA HOTEL PARTNERS L P
filed 1997-08-14
CIK 812591

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

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

        Yes  X    No_____
            -----

There were 5,340,214 Units outstanding of the Registrant's Class A Units, as of August 1, 1997.

                          AIRCOA HOTEL PARTNERS, L.P.

                                     INDEX

                                                                        Page
                                                                        Number
                                                                        ------
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements
        Consolidated Balance Sheets (Unaudited)
           June 30, 1997 and December 31, 1996                          2 - 3

        Consolidated Statements of Operations (Unaudited)
           Three Months and Six Months Ended June 30, 1997 and 1996         4

        Consolidated Statement of Partners' Capital (Unaudited)
           Six Months Ended June 30, 1997                                   5

        Consolidated Statements of Cash Flows (Unaudited)
           Six Months Ended June 30, 1997 and 1996                          6

        Notes to Consolidated Financial
           Statements (Unaudited)                                        7 - 10

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations            11 - 14

PART II.  OTHER INFORMATION AND SIGNATURES                                   14

PART I. FINANCIAL INFORMATION
------- ---------------------

Item 1. Financial  Statements
------- ---------------------


                          AIRCOA HOTEL PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)
                                 (In Thousands)


Assets                                                  June 30, 1997   December 31, 1996
------                                                  -------------   -----------------

Current assets:
 Cash and cash equivalents                              $     489            $  2,350
 Accounts receivable:
  Trade                                                     3,331               3,305
  Affiliates                                                  343                ---
 Inventory                                                    397                 373
 Prepaid expenses                                             422                 516
                                                         --------           ---------

    Total current assets                                    4,982               6,544
                                                         --------            --------


Property and equipment, at cost:
  Land and leasehold improvements                           9,461               9,427
  Buildings and leasehold improvements                     68,872              68,499
  Furniture, fixtures and equipment                        22,925              20,251
                                                         --------            --------
                                                          101,258              98,177
  Less accumulated depreciation and amortization          (37,610)            (35,501)
                                                         --------            --------

    Net property and equipment                             63,648              62,676
                                                         --------            --------

Other assets, including debt issue costs, net of
  accumulated amortization of $311 in 1997 and
    $337 in 1996                                              934                 911
                                                          -------              ------

                                                          $69,564             $70,131
                                                          =======             =======


                                  (continued)

                          AIRCOA HOTEL PARTNERS, L.P.

                                  (Unaudited)
                                 (In Thousands)

       Liabilities and Partners' Capital             June 30, 1997   December 31, 1996
       ---------------------------------             -------------   -----------------

Current liabilities:
 Current installments of long-term debt                 $ 1,126             $ 1,122
 Trade accounts payable                                     832               1,284
 Payables to affiliates                                     421                 444
 Accrued liabilities:
  Payroll                                                   795                 832
  Taxes, other than income taxes                          1,114                 513
  Other                                                   1,726               2,223
 Deferred revenue and advance deposits                    1,135               1,842
                                                        -------             -------

     Total current liabilities                            7,149               8,260

Long-term debt, excluding current installments           42,091              42,504

Notes payable to affiliates                               8,100               8,100

Accrued administration, management fees and
 interest payable to affiliate                              632                 506
                                                        -------             -------

     Total liabilities                                   57,972              59,370
                                                        -------             -------

Partners' capital:
 General Partner                                            256                 245
 Limited Partners:
  Class A Unitholders                                    13,778              13,517
  Class B Unitholders (deficit)                          (2,442)             (3,001)
                                                        -------             -------

     Total Partners' capital                             11,592              10,761
                                                        -------             -------

                                                        $69,564             $70,131
                                                        =======             =======




          See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (Unaudited)
                        (In Thousands, Except Unit Data)


                                                                       Three Months Ended               Six Months Ended
                                                                             June 30,                      June 30,
                                                                    ------------------------         ---------------------
                                                                      1997            1996            1997          1996
                                                                   -----------   -----------         -------      --------
Revenue:
 Rooms                                                             $  7,861      $   7,739           $ 15,294     $ 15,056
 Food and beverage                                                    3,223          3,436              6,100        6,453
 Other property operations                                            1,732          1,878              3,691        3,912
                                                                   --------     ----------           ---------    --------
                                                                     12,816         13,053             25,085       25,421
                                                                   --------    -----------           ----------   --------

Costs and operating expenses:
 Rooms                                                                2,143          2,056              4,089        3,942
 Food and beverage                                                    2,277          2,373              4,296        4,560
 Other property operations                                              716            760              1,636        1,721
 Administrative and general                                           1,235          1,343              2,754        2,558
 Marketing                                                            1,066          1,050              2,113        2,184
 Energy                                                                 571            599              1,169        1,216
 Property maintenance                                                   665            633              1,273        1,206
 Rent, taxes and insurance                                              803            654              1,497        1,337
 Management fees                                                        511            518                999        1,010
 Depreciation and amortization                                        1,021          1,053              2,109        2,106
                                                                   --------     ----------          ---------    ---------
                                                                     11,008         11,039             21,935       21,840
                                                                   --------    -----------          ----------  -----------

     Operating income                                                 1,808         2,014               3,150        3,581

Interest expense, including
 amortization of debt costs                                           1,165         1,164               2,319        2,359
                                                                   --------    ----------           ---------   ----------

     Net income                                                    $    643     $     850           $     831   $    1,222
                                                                   =========   ==========           =========   ==========

Class A Unitholders:
 Income per limited partnership unit -primary                      $    .07     $     .10           $     .05   $      .12
                                                                   ========   ===========           ==========  ===========
 Income per limited partnership unit -fully diluted                $   ---      $     .07           $    ---    $      .10
                                                                   ========   ===========           ==========  ==========
 Weighted average number of units outstanding -
     primary                                                      5,340,214     5,340,214            5,340,214   5,340,214
 Weighted average number of units outstanding -
   fully diluted                                                     ----      15,775,810                ---    16,043,220

Class B Unitholders:
 Income per limited partnership unit                               $    .31     $     .32            $     .59  $      .61
                                                                   ========  ============            =========  ===========
 Weighted average  number of units outstanding                      950,000       950,000              950,000      950,000



         See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                         SIX MONTHS ENDED JUNE 30, 1997

                                  (Unaudited)
                        (In Thousands, Except Unit Data)


                                                     Limited Partners' Capital (Deficit)
                                                     -----------------------------------
                                                 Class A Unitholders    Class B Unitholders      Total
                                General          -------------------    -------------------    Partners'
                                Partner          Units      Capital      Units      Deficit     Capital
                               --------         -------    ---------    -------    ---------    -------

Balances at
 December 31, 1996              $245          5,340,214    $13,517     950,000      $(3,001)     $10,761

Net income                        11             ----          261        ---           559          831
                              ------          ---------   --------    --------      --------     -------
Balances at
 June 30, 1997                  $256          5,340,214    $13,778     950,000       $(2,442)    $11,592
                              ======          =========    =======     =======      =========    =======



                See accompanying notes to consolidated financial statements.

                          AIRCOA HOTEL PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (Unaudited)
                                 (In Thousands)

                                                                  1997        1996
                                                               --------     --------
 Cash flows from operating activities:
 Cash received from customers                                  $ 23,184    $ 23,948
 Cash paid to suppliers and vendors                             (13,418)   (13,626)
 Cash paid to employees                                          (6,831)    (6,513)
 Interest paid                                                   (2,014)    (1,441)
 Other cash receipts, net                                           927        863
                                                             ----------   --------

     Net cash provided by operating activities                    1,848      3,231
                                                             ----------   --------

Cash flows from investing activities -
 capital expenditures                                            (3,081)      (878)
                                                             ----------   --------

Cash flows from financing activities:
 Principal payments on long-term debt, net                         (409)      (540)
 Payment for debt issue costs                                      (219)      ---
                                                             ----------   --------

     Net cash used in financing activities                         (628)      (540)
                                                             ----------   --------

 (Decrease) increase in cash and cash equivalents                (1,861)     1,813

Cash and cash equivalents at beginning of period                  2,350      2,116
                                                             ----------   --------

Cash and cash equivalents at end of period                     $    489   $  3,929
                                                             ==========   ========




           See accompanying notes to consolidated financial statements.

                             AIRCOA PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (Unaudited)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the period ended December 31, 1996. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

(2)  MERGER WITH AFFILIATE

     The Partnership received in December 1996, a written proposal from an affiliate, Regal Hotel Management, Inc. ("RHM"), to commence discussions with respect to the possible purchase of all of the Class A and Class B units not currently owned by RHM or its affiliates (the "Public Units") for $2.35 per Class A Unit and $16.80 per Class B Unit. The General Partner of the Partnership referred consideration of RHM's proposal to a Special Committee (the "Special Committee") comprised of the independent members of the Partnership's Advisory Committee. After negotiations with the Special Committee, RHM agreed to increase the merger consideration to $3.10 per Class A Unit and $20.00 per Class B Unit. The Special Committee determined that such increased merger consideration was fair to, and in the best interests of, unaffiliated unitholders of the Partnership and recommended approval of the merger transaction by the Board of Directors of the Partnership's General Partner. The General Partner's Board of Directors approved RHM's revised proposal on May 2, 1997.

     RHM's proposed acquisition of the Public Units would be made by means of a merger of a subsidiary limited partnership owned by RHM into the Partnership. The completion of the merger and the resulting acquisition of the Public Units is subject to the approval of the merger by unitholders owning a majority interest of the Partnership's units at a special meeting. Presently, RHM and its affiliates own 71% of the Class A Units and 93.6% of the Class B Units. RHM and its affiliates have agreed to vote in favor of the merger thus assuring its approval. Although no date has been set for the special meeting, it is presently expected that the meeting will be held, and the merger will be consummated, during the third quarter of 1997.

     In conjunction with approval of the merger transaction, the General Partner has amended the Partnership Agreement in order to defer the mandatory conversion of Class B Units into Class A Units.

                             AIRCOA PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (Unaudited)

     The amendment provides that the 250,000 Class B Units scheduled to convert into additional Class A Units during 1997 will convert on the earliest to occur of (i) any termination of the definitive merger agreement; (ii) the record date for any vote of the Class A Unitholders, (other than the vote on merger), (iii) the record date for any distribution by the Partnership to holders of Class A Units or (iv) September 30, 1997. In 1997, in accordance with the Partnership Agreement, the number of Class A Units to be received upon conversion of a Class B Unit will be determined by dividing $20.00 by the average of the closing prices of Class A Units for the five trading days ending on May 30, 1997, or $2.75. In light of the likelihood of completion of the merger, the General Partner adopted this amendment in order to avoid administrative and other issues arising from the issuance of additional Class A Units pursuant to the conversion.

(3)  LONG-TERM DEBT

     The Partnership has a first mortgage loan and a $1,000,000 revolving credit line. The first mortgage loan bears interest at the Eurodollar rate plus 2% (7.85% at June 30, 1997). Re-payment of the first mortgage loan is based on a twenty-year amortization with a maturity date in June 2000. Payments under this loan consist of monthly installments of $90,000 plus interest on the unpaid balance. The revolving credit line is renewable annually at the option of the lender. No amounts have been drawn on the line at June 30, 1997.

     Long-term debt is summarized as follows (in thousands):

                                                         June 30,   December 31,
                                                           1997         1996
                                                        ---------  -------------

      Mortgage loan                                      $42,840        $43,380
      Capital lease obligation                               377            246
                                                         -------        -------
                                                          43,217         43,626
      Less current installments                           (1,126)        (1,122)
                                                         -------        -------

      Long-term debt, excluding current installments     $42,091        $42,504
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

(4)  NOTES PAYABLE TO AFFILIATES

     The Partnership has notes payable of $8,100,000 to AHS that are subordinate to the first mortgage

                          AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (Unaudited)

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

(5)  PARTNERSHIP UNITS AND ALLOCATIONS

     LIMITED PARTNERSHIP UNITS

     The Class A Units entitle each Unitholder to a limited partnership interest in a percentage of the profits and losses, tax allocations and distributions of the Partnership.

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

     CASH DISTRIBUTIONS

     The Partnership Agreement provides for periodic distribution of distributable cash flow, as defined, to the partners at the discretion of the General Partner. Distributable cash flow is generally defined as cash flow from operations of the hotel properties. Such cash is allocated and distributed (net of AHS' 1% general partnership interest in the Operating Partnerships) 99% to the Class A Unitholders and 1% to the General Partner until the Class A Unitholders have received defined Minimum Annual Distributions. At June 30, 1997, the cumulative unpaid Minimum Annual Distribution per Class A Unit significantly exceeds the Partnerships' net asset value per unit based on the December 31, 1996 appraised values of the hotel properties.

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

                           AIRCOA HOTEL PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

(6)  RELATED PARTY TRANSACTIONS

     The following amounts resulting from transactions with affiliates are included in the accompanying consolidated statements of operations (in thousands):

                                           For the six
                                      months ended June 30,
                                      ---------------------
                                           1997     1996
                                           ----     ----
   Partnership administration fees         $ 120   $   95
                                           =====   ======
   Management fees                         $ 999   $1,010
                                           =====   ======
   Allocated data processing cost          $  23   $   44
                                           =====   ======
   Allocated insurance expenses            $ 671   $  692
                                           =====   ======
   Interest expense                        $ 486   $  486
                                           =====   ======
   Lease income                            $ 149   $  115
                                           =====   ======
   License fees                            $ 261   $  149
                                           =====   ======
   Guarantee and financing fee
    (included in interest expense)         $ 112   $  112
                                           =====   ======

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

     The Partnership's only significant temporary difference is an excess of the tax basis over the book basis of the Partnership's hotels of approximately $5,000,000 which gives rise to a net deferred tax asset of approximately $2,000,000. The Partnership has established a 100% valuation allowance on these net deferred tax assets. Current federal income tax regulations will subject the Partnership to corporate taxation beginning in 1998. Following the enactment of the Revenue Provisions of the Taxpayer Relief Act of 1997 (HR2014) issued August 1, 1997, Title IX, Miscellaneous Provisions, the Partnership may make an election to be subject to an excise tax of 3.5% on its gross receipts in lieu of being taxed as a corporation. Further, upon the consummation of the merger discussed above in Note 2, the Partnership would no longer be a publicly traded partnership and would continue to be taxed as a partnership.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS

Partnership revenue for the three months ended June 30, 1997 decreased $237,000 or 1.8% compared to the three months ended June 30, 1996. Revenue for the first six months of 1997 decreased $336,000 or 1.3% compared to the first six months of 1996. Average occupancy and daily room rates for the portfolio of 1,586 rooms are summarized as follows:

                              Three months       Six months
                             ended June 30,    ended June 30,
                            ----------------  ----------------
                             1997     1996     1997     1996
                            -------  -------  -------  -------

Average occupancy            82.0%    83.7%    77.4%    79.9%

Average daily room rates    $66.51   $63.90   $69.08   $65.11


The decrease in revenue at the Partnership's properties for the three months ended June 30, 1997 when compared to the three months ended June 30, 1996 was primarily a result of a decrease in food and beverage revenue of $213,000 offset, in part, by an increase in rooms revenue of $122,000. The decrease in revenue for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 was primarily a result of a decrease in food and beverage revenue of $353,000 offset, in part by an increase in rooms revenue of $238,000. Food and beverage revenue is influenced, in part, by occupancy levels at each of the properties. For the three months and six months ended June 30, 1997, occupancy levels at the Partnership's properties decreased by 2.0% and 3.1%, respectively, as compared to the same periods in 1996. These decreases in occupancy levels contributed, in part, to decreases in food and beverage revenue of 6.2% and 5.5% for the three months and six months ended June 30, 1997, respectively, when compared with the same periods in 1996. Rooms revenue is a function of occupancy levels as well as average daily room rates. For both the three months and six months ended June 30, 1997, rooms revenue increased by 1.6% over the same periods in 1996, as a result of increases in average daily rates that more than offset decreases in occupancy levels for these periods.
Increased average daily rates and decreased occupancy levels during these periods resulted from efforts by the Partnership to increase revenue per available room at certain of its properties through increased average daily rates. This resulted in an overall small decrease in occupancy levels.

Net rooms margin (rooms revenue less rooms expenses) increased $35,000 or 0.6% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, as rooms revenue increased by $122,000 or 1.6%, while rooms expenses increased by $87,000 or 4.2%. Net rooms margin increased $91,000 or 0.8% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, as revenue increased by $238,000 or 1.6%, while expenses increased by $147,000 or 3.7%. The increases in net rooms margins for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 were primarily due to increases at Lakeside offset, in part, by decreases at Fourwinds. The increases in net rooms margins at Lakeside were the result of increased average daily room rates, primarily in the wholesale market segment. The decreases at Fourwinds are primarily due to decreased occupancy levels, resulting from rooms taken out of service for renovation during March, April, and May of 1997.

Net food and beverage margin (food and beverage revenue less food and beverage expenses) decreased $117,000 or 11.0% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, as revenue decreased $213,000 or 6.2%, while expenses decreased $96,000 or 4.0%. Net food and beverage margin decreased $89,000 or 4.7% for the first six months of 1997 as compared to the same period in 1996, as revenue decreased $353,000 or 5.5% while expenses decreased $264,000 or 5.8%. The decreases in net food and beverage margins during these periods were primarily due to decreases at Buffalo and University that were offset, in part, by increases at McCormick. The decreases in net food and beverage margins at Buffalo were primarily due to changes in the segment mix of the hotel's guests to include more contract business, which typically does not use the hotel's food and beverage outlets as much as other segments. Additionally, Buffalo experienced increased payroll costs.
University experienced a
drop in occupancy levels, which contributed to decreased net food and beverage margins. The increases in net food and beverage margins at McCormick were primarily due to the addition of a catering pavilion at the property during 1996, which increased banquet revenue; reductions in payroll cost also occurred. Revenue from other property operations decreased $146,000 or 7.8% and $221,000 or 5.6% for the three months and six months ended June 30, 1997, respectively, as compared to the three months and six months ended June 30, 1996. These decreases are primarily a result of lower revenue generated by Fourwinds' marina operations during the second quarter of 1997 due to poor weather in Bloomington, Indiana.

Operating income for the three months ended June 30, 1997 decreased $206,000 or 10.2% as compared to the three months ended June 30, 1996 as revenue decreased $237,000 or 1.8% and operating costs decreased $31,000 or 0.3%. Operating income decreased $431,000 or 12.0% for the six months ended June 30, 1997 as compared to the first six months of 1996, as revenue decreased $336,000 or 1.3% and operating costs increased $95,000 or .4%. Operating costs include a provision of approximately $200,000 for an occupancy tax assessment at McCormick recorded during the second quarter of 1997.

Interest expense during the three months and six months ended June 30, 1997 was comparable to the same periods in 1996. The average interest rate (inclusive of amortization of debt issue costs) was 9.00% for the first six months of 1997 as compared to 9.04% for the first six months of 1996.

Cash flow from operations differs from net income of the Partnership due to the effects of depreciation, amortization and accruals as reflected in the consolidated statements of cash flows. Net income/(loss) per Class A Unit and the net income per Class B Unit reflect allocations of the net income as required by the Partnership Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first six months of 1997 was $1,848,000, a decrease of $1,383,000 as compared with the same period in 1996. The decrease is primarily attributable to the decrease in cash received from customers of $573,000 and an increase in interest paid of $792,000. Cash used in investing activities increased $2,203,000 in the first six months of 1997 compared to the first six months of 1996. The increase primarily reflects capital expenditures at McCormick for rooms renovation and at Fourwinds for dock and rooms renovation. Cash used in financing activities in the first six months of 1997 increased $88,000 as compared to the first six months of 1996.

The Partnership had indebtedness at June 30, 1997 of $51,317,000 as compared to $51,726,000 at December 31, 1996. At June 30, 1997, the Partnership had a working capital deficit of $2,167,000 compared to a working capital deficit of $1,716,000 at December 31, 1996. The Partnership's 1997 working capital requirements, debt service obligations and capital expenditures are expected to be satisfied through a combination of operating cash flows and draws on its revolving line of credit. The Partnership has capital improvements of approximately $4,600,000 planned in 1997 (approximately two-thirds of which is for the renovation of guest rooms at certain of the Properties and improvements at Fourwinds' marina dock and the remainder one-third is for other renovations and improvements at the Properties). Approximately $3,100,000 of improvements were made through June 30, 1997. These improvements have been and are expected to be funded from hotel operations. In the longer term, in order to remain competitive, the Partnership may need to make significant capital expenditures in excess of the industry norm, 5% of annual revenue, for renovation and improvements. Such capital expenditures would require the Partnership to obtain financing from external sources.

The market value of the Partnership's properties differs significantly from the historical cost of the properties of $63,648,000, as reflected in the Partnership's balance sheet at June 30, 1997. As indicated under Item 2 in the Partnership's 1996 Form 10-K, the aggregate appraised value of the hotel properties at December 31, 1996 was $87,300,000. The appraised value of the hotel properties at December 31, 1996 was revised to $86,760,000 subsequent to the filing of the Partnership's 1996 Form 10-K. The December 1996 appraised value may not be representative of the appraised value which will be obtained as of December 31, 1997 and is not necessarily indicative of the ability of the Partnership to consummate a sale of the properties or the actual sale price to be realized from the sale of the properties. However, the appraised value does represent the appraiser's opinion of the most probable price for which the hotel properties should sell in a competitive market.

PARTNERSHIP DISTRIBUTIONS AND UNIT CONVERSIONS

The Partnership Agreement provides for periodic distribution of distributable cash flow, as defined, to the partners subject to any applicable restrictions and the discretion of the General Partner. The Partnership has not made any distributions since 1990. Prior to making future distributions, the Partnership will comply will its capital expenditure requirements as specified in its mortgage loan agreement and maintain sufficient working capital balances. The Partnership currently has a Minimum Annual Distribution requirement of $2.16 per Class A Unit. At June 30, 1997, the cumulative unpaid Minimum Annual Distribution per Class A Unit significantly exceeds the Partnership's net asset value per unit based on the December 31, 1996 appraised values of the hotel properties. At this time, it is unlikely that there will be any funds available for distribution to the Class A Unitholders in 1997.

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

For purposes of calculating the conversion of 250,000 Class B Units during 1997, the Class A Unit conversion price is $2.75, which was the average closing price for the five trading days ending on May 30, 1997. The conversion of these Class B Units would result in the issuance of approximately 1,818,000 Class A Units and in an approximate 25% dilution to the Class A Unitholders.

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

OTHER MATTERS

The Partnership received in December 1996, a written proposal from an affiliate, Regal Hotel Management, Inc. ("RHM"), to commence discussions with respect to the possible purchase of all of the Class A and Class B units not currently owned by RHM or its affiliates (the "Public Units") for $2.35 per Class A Unit and $16.80 per Class B Unit. The General Partner of the Partnership referred consideration of RHM's proposal to a Special Committee (the "Special Committee") comprised of the independent members of the Partnership's Advisory Committee. After negotiations with the Special Committee, RHM agreed to increase the merger consideration to $3.10 per Class A Unit and $20.00 per Class B Unit. The Special Committee determined that such increased merger consideration was fair to, and in the best interests of, unaffiliated unitholders of the Partnership and recommended approval of the merger transaction by the Board of Directors of the Partnership's General Partner. The General Partner's Board of Directors approved RHM's revised proposal on May 2, 1997.

RHM's proposed acquisition of the Public Units would be made by means of a merger of a subsidiary limited partnership owned by RHM into the Partnership. The completion of the merger and the resulting acquisition of interests of unaffiliated unitholders is subject to the approval of the merger by unitholders owning a majority interest of the Partnership's units at a special meeting. RHM and its affiliates own 71% of the Class A Units and 93.6% of the Class B Units. RHM and its affiliates have agreed to vote in favor of the merger thus assuring its approval. Although no date has been set for the special meeting, it is presently expected that the meeting will be held, and the merger will be consummated, during the third quarter of 1997.

In conjunction with approval of the merger transaction, the General Partner has amended the Partnership Agreement in order to defer the mandatory conversion of Class B Units into Class A Units. The amendment provides that the 250,000 Class B Units scheduled to convert into additional Class A Units during 1997 will convert on the earliest to occur of (i) any termination of the definitive merger agreement; (ii) the record date for any vote of the Class A Unitholders, (other than the vote on merger), (iii) the record date for any distribution by the Partnership to holders of Class A Units or (iv) September 30, 1997. In 1997, in accordance with the Partnership Agreement, the number of Class A Units to be received upon conversion of a Class B Unit will be determined by dividing $20.00 by the average of the closing prices of Class A Units for the five trading days ending on May 30, 1997, or $2.75. In light of the likelihood of completion of the merger, the General Partner adopted this amendment in order to avoid administrative and other issues arising from the issuance of additional Class A Units pursuant to the conversion.

RHM has agreed to reimburse the Partnership for costs associated with merger, upon its consummation. In light of the likely completion of the merger, the Partnership has recorded a receivable of $343,000 for costs incurred through June 30, 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. Had the Partnership implemented the requirements of SFAS No. 128, basic EPS for the three months and six months ended June 30, 1997 would have been $0.07 and $0.05, respectively and diluted EPS for both the three months and six months ended June 30, 1997 would have been $0.05.


PART II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         a)  Exhibits
             (2.1) Agreement and Plan of Merger dated May 2, 1997 between and among the Registrant, AIRCOA Hospitality Services, Inc., and Regal Merger Limited Partnership.

         b)  Reports on Form 8-K
             Form 8-K dated May 8, 1997 - Item 5.  Other Events.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AIRCOA HOTEL PARTNERS, L.P.

                         By:  AIRCOA Hospitality Services, Inc.,
                                General Partner


Date:  August 14, 1997   By:  /s/ Douglas M. Pasquale
    --------------------      -------------------------------
                                 Douglas M. Pasquale
                                  President and Director
                                  (Principal Executive and Financial Officer)


                         By:  /s/ David C. Ridgley
                              -------------------------------
                                 David C. Ridgley
                                  Senior Vice President
                                  and Chief Accounting Officer (Duly
                                  Authorized Officer)